Form 10-Q
period 1998-09-30
WATERSIDE CAPITAL CORP
filed 1998-11-16
CIK 924095

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                         COMMISSION FILE NO.: 333-36709


                          WATERSIDE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                        54-1694665
(State of incorporation)                 (I.R.S. Employer Identification Number)


300 EAST MAIN STREET, SUITE 1380, NORFOLK, VIRGINIA                      23510
(Address of principal executive office)                               (Zip Code)

                                 (757) 626-1111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


     As of September 30, 1998, the registrant had issued and outstanding 1,420,900 shares of Common Stock, $1.00 par value.

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                          Number
PART I.           FINANCIAL INFORMATION:

  ITEM 1.   Balance Sheets as of
            June 30, 1998 and September 30, 1998 (unaudited)

            Statements of Operations for the Three Months
            Ended September 30, 1997 and 1998 (unaudited)

            Statement of Changes in Stockholders' Equity for the Three Months Ended September 30, 1998 (unaudited)

            Statements of Cash Flows for the
            Three Months Ended September 30, 1997 and 1998 (unaudited)

            Notes to Financial Statements (unaudited)

  ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

SIGNATURES

PART I.     FINANCIAL INFORMATION:

ITEM 1.     Financial Statements





WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1998 and September 30, 1998

-----------------------------------------------------------------------------------------------------------------

                                                                                 June 30,        September 30,
                                                                                   1998              1998
                                                                               --------------  ------------------
                                                                                                  (Unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 3):
         Loans                                                               $     1,575,264      $    3,100,000
         Equity securities                                                         6,724,337          10,015,436
         Warrants                                                                    206,624             163,800
                                                                               --------------  ------------------

                 Total investments, cost of $7,640,893 and $13,040,889 at
                     June 30, 1998 and September 30, 1998, respectively            8,506,225          13,279,236
                                                                               --------------  ------------------

     Cash and cash equivalents                                                     4,393,501             199,926
     Dividends receivable                                                            172,842             300,485
     Interest receivable                                                              21,272              47,937
     Prepaid expenses                                                                 45,137              38,542
                                                                               --------------  ------------------

                 Total current assets                                              4,632,752             586,890

     Property and equipment, net                                                     112,002             118,630

     Other assets, net                                                               123,750             123,750
                                                                               --------------  ------------------

                 Total assets                                                $    13,374,729       $  14,108,506
                                                                               ==============  ==================

Liabilities and Stockholders' Equity:
     Liabilities:
         Current Liabilities:
             Line of credit (note 6)                                         $             -        $    700,000
             Accounts payable                                                         15,616              52,787
             Accrued expenses                                                         66,825             102,893
             Deferred revenue (note 5)                                                     -              91,028
             Income taxes payable                                                          -             102,700
                                                                               --------------  ------------------

                 Total current liabilities                                            82,441           1,049,408

         Deferred income taxes                                                       258,000              20,000
                                                                               --------------  ------------------

                 Total liabilities                                                   340,441           1,069,408
                                                                               --------------  ------------------

     Stockholders' Equity:
         Common stock, $1 par value, 10,000,000 shares authorized,
             1,420,900 issued and outstanding at June 30, 1998 and
               September 30, 1998                                                  1,420,900           1,420,900
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                              -                   -
         Additional paid-in capital                                               12,272,636          12,272,636
         Net unrealized appreciation on investments                                  536,810             147,826
         Undistributed accumulated earnings                                          258,942             652,736
         Stockholders' notes receivable                                           (1,455,000)         (1,455,000)
                                                                               --------------  ------------------

                 Total stockholders' equity                                       13,034,288          13,039,098

     Commitments, contingencies, and subsequent event (notes 5 and 8)
                                                                               --------------  ------------------

                 Total liabilities and stockholders' equity                  $    13,374,729        $ 14,108,506
                                                                               ==============  ==================

                 Net asset value per common share                            $          9.17                9.18
                                                                               ==============  ==================


See accompanying notes to financial statements.


WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the three months Ended September 30, 1997 and 1998 (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                            1997          1998
                                                                                        ------------  ------------
                                                                                                (Unaudited)
Operating income:
     Interest on loans                                                                 $       1,301   $   104,043
     Dividends                                                                                22,863       225,768
     Interest on cash equivalents                                                             24,043        26,823
     Fee income                                                                                5,350       321,634
                                                                                         ------------  ------------

             Total operating income                                                           53,557       678,268
                                                                                         ------------  ------------

Operating expenses:
     Management fees                                                                          13,500             -
     Salary and benefits                                                                      12,691       226,177
     Legal and accounting                                                                     21,095        14,595
     Other operating expenses                                                                 16,078        81,515
                                                                                         ------------  ------------

             Total operating expenses                                                         63,364       322,287
                                                                                         ------------  ------------

             Net operating income (loss) before income taxes                                  (9,807)      355,981

Income tax expense (benefit)                                                                  (8,612)       49,400
                                                                                         ------------  ------------

             Net operating income (loss)                                                      (1,195)      306,581

Realized appreciation on investments, net of income taxes of $53,301                               -        87,213
Change in unrealized appreciation on investments, net of provision for income taxes of $76,702 and $238,000 for 1997
     and 1998, respectively                                                                 (119,939)     (388,984)
                                                                                         ------------  ------------

             Net increase (decrease) in stockholders' equity resulting from operations $    (121,134)   $    4,810
                                                                                         ============  ============

Net increase (decrease) in stockholders' equity resulting from operations per share -
     basic and diluted                                                                 $       (0.21)   $        -
                                                                                         ============  ============



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Changes in Stockholders' Equity

For the three months Ended September 30, 1998 (Unaudited)

------------------------------------------------------------------------------------------
                                                                          Net unrealized
                                     Common Stock          Additional      appreciation
                                -------------------------    paid-in            on
                                 Shares         Amount       capital       investments
                                ----------------------------------------------------------
Balance, June 30, 1998           1,420,900     $1,420,900    $12,272,636        $ 536,810

Net operating income                     -              -              -                -
Realized appreciation
  on investment                          -              -              -                -
Decrease in net unrealized
    appreciation on investments          -              -              -         (388,984)
                                -----------  ------------  --------------  ---------------
Balance, September 30, 1998
     (Unaudited)                  1,420,900    $1,420,900   $ 12,272,636         $147,826
                                ===========  ============  ==============  ===============





-----------------------------------------------------------------------------------
                                  Undistributed
                                   accumulated      Stockholders'       Total
                                     earnings           notes       stockholders'
                                    (deficit)        receivable        equity
                                ---------------------------------------------------
Balance, June 30, 1998                $   258,942      $(1,455,000)    $13,034,288

Net operating income                      306,581                -         306,581
Realized appreciation
  on investment                            87,213                           87,213
Decrease in net unrealized
    appreciation on investments                 -                -        (388,984)
                                    --------------   --------------  --------------
Balance, September 30, 1998
     (Unaudited)                      $   652,736      $(1,455,000)    $13,039,098
                                    ==============   ==============  ==============




See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the three months Ended September 30, 1997 and 1998 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                  September 30,
                                                                                              1997             1998
                                                                                        --------------  ---------------
                                                                                                  (Unaudited)
Cash flows from operating activities:
     Net increase (decrease) in stockholders' equity resulting from operations        $      (121,134)  $        4,810
     Adjustments to reconcile net income to net cash used in operating activities:
         Decrease in unrealized appreciation on investments                                   196,641          626,984
         Depreciation and amortization                                                          1,759            4,159
         Deferred income tax expense                                                          (76,702)        (238,000)
         Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                 Dividends receivable                                                         (13,441)        (127,643)
                 Interest receivable                                                           (5,929)         (26,665)
                 Refundable income taxes                                                      (14,874)               -
                 Prepaid expenses                                                             (10,738)           6,595
                 Accounts payable and accrued expenses                                         99,582           73,239
                 Deferred revenue                                                                   -           91,028
                 Income taxes payable                                                               -          102,700
                                                                                        --------------  ---------------

                        Net cash provided by operating activities                              55,164          517,207
                                                                                        --------------  ---------------

Cash flows from investing activities:
     Investments made                                                                        (424,900)      (4,500,400)
     Loans made                                                                                     -       (1,775,000)
     Proceeds from investment liquidation                                                           -          875,405
     Acquisition of property and equipment                                                       (225)         (10,787)
                                                                                        --------------  ---------------

                        Net cash used in investing activities                                (425,125)      (5,410,782)
                                                                                        --------------  ---------------

Cash flows from financing activities:
     Proceeds from short term debt                                                                  -          700,000
     Payment of deferred financing costs                                                      (88,868)               -
                                                                                        --------------  ---------------

                        Net cash provided by (used in) financing activities                   (88,868)         700,000
                                                                                        --------------  ---------------

Net decrease in cash and cash equivalents                                                    (458,829)      (4,193,575)

Cash and cash equivalents, beginning of year                                                2,329,148        4,393,501
                                                                                        --------------  ---------------

Cash and cash equivalents, end of period                                              $     1,870,319    $     199,926
                                                                                        ==============  ===============



See accompanying notes to financial statements.

                          WATERSIDE CAPITAL CORPORATION
                        Statements of Income (unaudited)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Condition

o     General

               Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company headquartered in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996 the Company operated as a development stage company focused primarily on preparation to commence operations. The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996 the Company made its first portfolio investment. In January 1998 the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

               The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and interest earned on cash equivalents. The remaining portion of the Company's operating income comes from application and processing fees related to investment originations. The Company's operating expenses primarily consist of payroll and other expenses incidental to operations. Waterside currently has 8 full time employees and 3 offices from which it operates -- Norfolk and Richmond, Virginia and Charlotte, North Carolina.

o     Results of Operations

               Due to the successful completion of its IPO in January 1998 and the Company's initiation of its growth strategy using the proceeds from its IPO, the three months ended September 30, 1998 do not offer a meaningful comparison with the performance for the three months ended September 30, 1997.

               For the three months ended September 30, 1998, total operating income was $678 thousand compared to the $54 thousand generated during the same period of 1997. The increase in operating income is due to the growth in the Company's investment portfolio. The 1998 operating income consisted of dividends of $226 thousand, fee income of $322 thousand, interest on loans of $104 thousand and interest on cash equivalents of $27 thousand.

               Total operating expenses for the three months ended September 30, 1998 were $322 thousand, consisting primarily of salary and benefits of $226 thousand, legal and accounting expenses of $15 thousand and other operating expenses of $81 thousand. These total operating expenses compared to the $63 thousand expended during the three months ended September 30, 1997. Net operating income of $307 thousand for the quarter ended September 30, 1998 compared favorably to the $1 thousand loss during the same quarter of 1997.

               The Company recognized realized appreciation on investments of $140,514 during the quarter ended September 30, 1998 due to settlement of the sale of equity securities of Election Products, Inc., one of the Company's portfolio investments.

               The reduction in the change in unrealized appreciation on investments, net of taxes of $389 thousand for the three months ended September 30, 1998 and $120 thousand for the three months ended September 30, 1997 was due to the decreased stock price of a publicly traded portfolio company.

o     Financial Condition, Liquidity and Capital Resources

               During the quarter ended September 30, 1998, the Company originated $6,275,000 in new investments including $4,500,000 in preferred equity securities and $1,775,000 in loans. To fund these originations the Company reduced its cash position from $4.4 million at June 30, 1998 to $200 thousand outstanding at September 30, 1998. In addition, the Company borrowed $700 thousand under a Line of Credit Agreement with its primary bank. Borrowings under the Line of Credit were fully repaid on October 2, 1998. On October 2, 1998 the Company borrowed $6 million from the SBA as its first draw on a leverage commitment previously outstanding. The Company has additional approved leverage available of $6.3 million, which it anticipates will be sufficient to operate through approximately March 31, 1999. The Company has an additional two tiers of leverage (or approximately $26 million) that it may borrow from the SBA based on its current regulatory capital position. These additional two tiers of leverage are subject to approval by the SBA. Management believes that these sources of capital will be sufficient to fund the Company's operations and grow its portfolio in fiscal 1999.

               During the quarter ended September 30, 1998 cash provided by operating activities was $517 thousand as compared to the $55 thousand provided during the three months ended September 30, 1997, primarily due to the increase in net operating income before taxes. The Company used $5.4 million in investing activities during the quarter ended September 30, 1998 as compared to the $425 thousand used in the comparable period of 1997. This increase is primarily attributable to the growth in the investment portfolio described above, net of the $875 thousand in cash generated from the liquidation of the Company's investment in Election Products, Inc. The Company generated $700 thousand in cash from financing activities in the quarter ended September 30, 1998 representing the proceeds from the line of credit described above.

o     The Year 2000

               State of readiness:

               The Company is in the process of identifying and addressing the potential impact of the Year 2000 issue on its operations. This process has identified three primary areas in which the Company could be affected. First, the Company has assessed its financial and administrative software programs. As part of this process, the Company has contacted its software vendors, who have indicated that their programs either are or will be Year 2000 compliant. The Company will continue to work with these vendors to ensure that necessary upgrades and testing are completed by mid 1999. Due to the nature of the Company's business, management does not expect a significant impact associated with non-information technology systems. Second, the Company is assessing its key relationship with suppliers and other third parties, including its principal bank, to determine the potential impact of Year 2000 on these parties, and in turn on the Company. The Company will continue to analyze this area in further detail in 1999. Finally, the Company has begun an investigation of the impact of Year 2000 issues on its portfolio companies. This investigation is not complete, and as a result, the Company cannot assess the potential exposure associated with the readiness of its portfolio companies for Year 2000. Because of the reverse nature and relatively small size of its portfolio companies the readiness of its portfolio companies represents the Company's most significant risk with regards to the Year 2000. Although the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies, the failure of one or more of the portfolio companies to properly prepare for the Year 2000 could have a material adverse impact on the Company's business results of operations and financial condition. The Company plans to complete its initial assessment of the readiness of its portfolio companies by the end of 1998. Until the Company completes its assessment, it cannot offer any assurance that the Year 2000 issue will not adversely affect the Company's business. Based upon its assessment, contingency plans will be developed to mitigate the potential risks. Based on the assessment performed to date, the Company does not believe that the cost of its Year 2000 remediation activities will be material to its results of operations or financial position.

o     Forward Looking Statements

               Included in this Report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, the Company 's ability to expand the geographic scope of its investments, the quality of the Company's due diligence efforts, its financing plans, the impact of Year 2000 issues on itself, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks" and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1998 and September 30, 1998 (Unaudited)

--------------------------------------------------------------------------------


   (1)   Unaudited Interim Financial Statements

         In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form N-30D, as filed with the Securities and Exchange Commission.

   (2)   Description of Business

         Waterside Capital Corporation was incorporated in the Commonwealth of Virginia on July 13, 1993 and is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a Small Business Investment Corporation ("SBIC"). The Company makes equity investments in, and provides loans to, small business concerns to finance their growth, expansion and development. Under applicable SBA regulations, the Company is restricted to investing only in qualified small business concerns as contemplated by the Small Business Investment Act of 1958.

   (3)   Investments

         Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the Small Business Administration (SBA), in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the "Policy"). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued in an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted for the effect of restrictions on the sale of such securities. Discounts range from 0% to 40%. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements



-------------------------------------------------------------------------------

   (3)   Continued

         Investments consist primarily of preferred stock obtained from and loans made to portfolio companies under SBIC investment and loan regulations. The financial statements include securities valued at $8,506,225 and $13,279,236 at June 30, 1998 and September 30, 1998
         (63.6% and 94.1% of assets) respectively. Investments are recorded at fair value as determined by the Executive Committee of the Board of Directors or by current market prices, if available, in accordance with the Company's valuation policy. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

   (4) Net Increase (decrease) in Stockholders' Equity Resulting from Operations per Share

         The following table sets forth the calculation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the three months ended September 30, 1997 and 1998:

                                                                                     1997             1998
                                                                                     ----             ----
         Basic net increase (decrease) in stockholders' equity resulting from operations per share:
               Net increase (decrease) in stockholders' equity
                  resulting from operations                                  $      (121,134)           4,810
                                                                                 ============    ============
               Weighted average number of common
                  shares outstanding                                         $       568,900        1,420,900
                                                                                 ===========     ============
         Basic net increase (decrease) in stockholders'
           equity resulting from operations per share                        $         (0.21)            0.00
                                                                                 ============    =============

         Diluted net increase (decrease) in stockholders' equity resulting from operations per share:
               Net increase (decrease) in stockholders' equity
                  resulting from operations                                  $      (121,134)           4,810
                                                                                    =========    ============
               Weighted average number of common
                  shares outstanding                                                 568,900        1,420,900
               Dilutive effect of stock options (as determined
                  by using the treasury stock method)                                     -               350
                                                                                 -----------       ----------
               Adjusted weighted average number of common
                  shares outstanding                                         $       568,900        1,421,250
                                                                                 ===========        =========

           Diluted net increase (decrease) in stockholders'
               equity resulting from operations per share                    $         (0.21)            0.00
                                                                                 ============    =============

   (5)   Financial Guarantee

         As of September 30, 1998, the Company has issued a guarantee for $800,000, through September 4, 1999, on borrowings by a company in which it has invested. The Company earned a fee of $40,000 in conjunction with the guarantee which will be recognized as fee income over the life of the guarantee. The Company receives a maximum monthly fee for providing the guarantee of 0.5% of the outstanding loan balance at the end of each month.

   (6)   Line of Credit

         On September 29, 1998, the Company borrowed $700,000 under a line of credit agreement. The interest rate on the line was the bank's prime rate. Borrowings under the line of credit were fully repaid on October 2, 1998 using the proceeds received from the SBA described in note 8.

   (7)   New Accounting Pronouncement

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no material impact on the Company's net increase in stockholders' equity resulting from operations per share or stockholders' equity.

   (8)   Subsequent Event

         On October 2, 1998, the Company borrowed $6,000,000 from the SBA under 10 year notes. The notes are due on October 2, 2008 and bear interest at an interim rate of 5.716% plus a 1.35% fee on the outstanding balance. The interest rate will be finalized on March 24, 1999. In conjunction with the signing of the notes, the Company paid a 2.5% origination fee in addition to the 1% commitment fee paid during fiscal 1998. The total amount of leverage approved by the SBA and available for borrowing is $12,300,000, including the $6,000,000 drawn in October 1998 described above.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1998 and September 30, 1998

-------------------------------------------------------------------------------



         The Company's investment portfolio at June 30, 1998, consisted of the following:

                                                                  Coupon           Cost or
                                                                 Interest        Contributed           Fair
       Loans:                                     Maturity         Rate             Value              Value
       ------                                     --------         ----             -----              -----
         Avery Communications,
             Inc.                                 12/10/02         12%      $        350,000   $       600,264
         Divaris Consolidated
             Investments, Inc.                     6/26/04         18%               975,000           975,000
                                                                                ------------      ------------

                Total loans                                                        1,325,000         1,575,264
                                                                                ------------      ------------

                                                                                     Cost or             Fair
                                                                Number             Contributed          Market
       Equity Interests:                                       of Shares              Value              Value
       -----------------                                       ---------              -----              -----
         Publicly Traded Companies:
             Avery Communications, Inc. Common
                Stock                                            245,000         $     249,900   $      568,033

         Equity Investments in Private Companies:
             Real Time Data Management Services, Inc.
                Preferred Stock                                      700               585,000          710,247
             Mid-Atlantic Small Business Finance, Inc.
                Preferred Stock                                      500               140,000          140,000
             Coddle Roasted Meats, Inc. Preferred
                Stock                                                125               125,000           93,750
             Election Products, Inc. Preferred Stock                 500               875,000          875,000
             Election Products, Inc. Common Stock                    223                     4          140,518
             NKL Industries, Inc. Preferred Stock                    900               900,000          900,000
             NKL Industries, Inc. Common Stock                       989                   989              989
             Delta Education Systems, Inc. Preferred
                Stock                                                425               398,600          398,600
             Mead-Higgs Company, Inc. Preferred
                Stock                                              1,500             1,500,000        1,500,000
             Crispies, Inc. Preferred Stock                          400               397,200          397,200
             Triangle Biomedical Sciences Preferred
                Stock                                              1,000             1,000,000        1,000,000
                                                                                     ---------        ---------

                   Total equity investments                                          6,171,693        6,724,337
                                                                                     ---------     ------------


WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments



-------------------------------------------------------------------------------

                                                                                    Cost or             Fair
                                                 Number of       Percentage       Contributed          Market
       Stock Warrants and Options:                Shares          Ownership          Value              Value
       ---------------------------                ------          ---------          -----              -----
         Publicly Traded Companies:
             Avery Communications, Inc.             91,000          0%      $         -         $        53,424

         Private Companies:
             Real Time Data Management
                Services, Inc.                         125         29.41              115,000           124,000
             Coddle Roasted Meats, Inc.              1,177         15.00              -                 -
             Delta Education Systems, Inc              176         15.00               26,400            26,400
             Mead-Higgs Company, Inc.                3,611         10.74              -                 -
             Crispies, Inc.                            524          6.37                2,800             2,800
             Triangle Biomedical Sciences           23,260          6.37              -                      -
                                                                                -------------      ------------
                Total warrants and options                                            144,200           206,624
                                                                                -------------      ------------
                Total investments                                           $       7,640,893   $     8,506,225
                                                                                =============      ==-=========


         The Company's investment portfolio at September 30, 1998, (unaudited) consisted of the following:

                                                                Coupon             Cost or
                                                               Interest          Contributed             Fair
       Loans:                                     Maturity       Rate               Value                Value
       ------                                     --------       ----               -----                -----
         Avery Communications,
             Inc.                                 12/10/02         12%      $        350,000    $        350,000
         Divaris Consolidated
             Investments, Inc.                     6/29/04         18%             1,100,000           1,100,000
         Extraction Technologies
             of VA, LLC                            7/22/03       14.5%               650,000             650,000
         JMS North America, Inc.                   7/24/03         13%             1,000,000           1,000,000
                                                                                ------------       -------------

                Total loans                                                        3,100,000           3,100,000
                                                                                ------------       -------------



WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments



-------------------------------------------------------------------------------


                                                                                    Cost or              Fair
                                                                  Number           Contributed          Market
         Equity Interests:                                       of Shares            Value              Value
         -----------------                                       ---------            -----              -----

          Publicly Traded Companies:
             Avery Communications, Inc. Common Stock               245,000    $        249,900  $        350,000
             Netplex Group, Inc. Preferred Stock                 1,500,000           1,500,000         1,500,000

          Equity Investments in Private Companies:
             Real Time Data Management Services, Inc.
                Preferred Stock                                        700             585,000           711,247
             Mid-Atlantic Small Business Finance, Inc.
                Preferred Stock                                        500             140,000           140,000
             Coddle Roasted Meats, Inc. Preferred
                Stock                                                  125             125,000           125,000
             NKL Industries, Inc. Preferred Stock                      900             900,000           900,000
             NKL Industries, Inc. Common Stock                         989                 989               989
             Delta Education Systems, Inc. Preferred
                Stock                                                  425             398,600           402,100
             Mead-Higgs Company, Inc. Preferred
                Stock                                                1,500           1,500,000         1,500,000
             Crispies, Inc. Preferred Stock                            400             397,200           397,300
             Triangle Biomedical Sciences Preferred
                Stock                                                1,000           1,000,000         1,000,000
             JMS North America, Inc. Preferred
                Stock                                                1,500           1,500,000         1,500,000
             EPM Development Systems, Corp.
                Preferred Stock                                      1,500           1,488,400         1,488,800
                                                                                 -------------       -----------

                   Total equity investments                                          9,785,089        10,015,436
                                                                                 -------------       -----------

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments



-------------------------------------------------------------------------------


                                                                                    Cost or              Fair
                                                 Number of       Percentage       Contributed           Market
       Stock Warrants and Options:                Shares          Ownership          Value               Value
       ---------------------------                ------          ---------          -----               -----

         Publicly Traded Companies:
             Avery Communications, Inc.             91,000          0%          $     -         $           -
             Netplex Group, Inc.                   150,000          0%                -                     -

         Private Companies:
             Real Time Data Management
                Services, Inc.                         125         29.41              115,000              123,000
             Coddle Roasted Meats, Inc.              1,177         15.00              -                    -
             Delta Education Systems, Inc              176         15.00               26,400               26,400
             Mead-Higgs Company, Inc.                3,611         10.74              -                    -
             Crispies, Inc.                            524          6.37                2,800                2,800
             Triangle Biomedical Sciences           23,260          6.37              -                    -
             Extraction Technologies of
                VA, LLC                             -              15.00              -                    -
             JMS North America, Inc.                   199          5.00              -                    -
             EPM Development Systems,
                Corp.                                   87          8.00               11,600               11,600
                                                                                -------------      ---------------

                Total warrants and options                                            155,800              163,800
                                                                                -------------      ---------------

                Total investments                                           $      13,040,889   $       13,279,236
                                                                                =============      ===============

--------------------------------------------------------------------------------

PART II  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            The Company is not a party to any material legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of proceeds from registered securities. The effective date of the Company's Securities Act registration statement on Form N-2 was January 29, 1998. The Commission file number is 333-36709. Between the effective date and June 30, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                                  Expenses incurred to date as
                                                               of
Direct or indirect payments to others:                 September 30, 1998
-------------------------------------             ----------------------------
Underwriting discounts and commissions                  $  756,040.00
Other expenses                                             582,415.00
Total expenses                                          $1,288,455.00
                                                        =============
Net offering proceeds after total expenses above        $8,083,545.00
                                                        =============

Between the effective date and September 30, 1998, all of the net offering proceeds were used for the following purpose:

                                                    Use of proceeds through
Direct or indirect payments to others:                 September 30, 1998
--------------------------------------              -----------------------
Investments in equity and debt securities of
small businesses                                        $8,083,545.00
Total Use of Proceeds                                   $8,083,545.00

The use of proceeds does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K:

                  (i) 27 Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 16th day of November, 1998.


                                                 WATERSIDE CAPITAL CORPORATION

                                        By   /s/ J. Alan Lindauer
                                           -------------------------------------
                                                 J. Alan Lindauer
                                       President and Principal Executive Officer

                                        By /s/  Gerald T. McDonald
                                           -------------------------------------
                                                 Gerald T. McDonald
                                             Principal Financial Officer