Form 10-Q
period 1998-12-31
WATERSIDE CAPITAL CORP
filed 1999-02-12
CIK 924095

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.Yes X No


     As of December 31, 1998, the registrant had issued and outstanding 1,420,900 shares of Common Stock, $1.00 par value.

                        WATERSIDE CAPITAL CORPORATION
                                  FORM 10-Q

                              Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
PART I.           FINANCIAL INFORMATION:


  ITEM 1.   Balance Sheets as of June 30, 1998 and December 31, 1998
            (unaudited)

            Statements of Operations for the Three Months and Six Months Ended December 31, 1997 and 1998 (unaudited)

            Statement of Changes in Stockholders' Equity for the Six Months Ended December 31, 1998 (unaudited)

            Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1998 (unaudited)

            Notes to Financial Statements (unaudited)


  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

  ITEM 4.   Submission of Matters to a Vote of Security Holders

SIGNATURES

PART I.     FINANCIAL INFORMATION:

ITEM 1.     Financial Statements



WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1998 and December 31, 1998 (Unaudited)

--------------------------------------------------------------------------------

                                                                                            June 30,        December 31,
                                                                                              1998              1998
                                                                                         ---------------  ------------------
                                                                                                             (Unaudited)

Assets:
     Investments in portfolio companies, at fair value (note 3):
         Equity securities                                                             $   6,724,337           9,977,447
         Loans                                                                             1,575,264           4,783,517
         Warrants                                                                            206,624             162,800
                                                                                        -------------  ------------------

                 Total investments, cost of $7,640,893 and $14,724,406 at
                     June 30, 1998 and December 31, 1998, respectively                     8,506,225          14,923,764
                                                                                        -------------  ------------------

     Cash and cash equivalents                                                             4,393,501           3,774,738
     Dividends receivable                                                                    172,842             266,217
     Interest receivable                                                                      21,272             191,483
     Prepaid expenses and other current assets                                                45,137              38,297
                                                                                        -------------  ------------------

                 Total current assets                                                      4,632,752           4,270,735

     Property and equipment, net                                                             112,002             117,917

     Other assets, net                                                                       123,750             266,925
                                                                                        -------------  ------------------

                 Total assets                                                          $  13,374,729          19,579,341
                                                                                        =============  ==================

Liabilities and Stockholders' Equity:
     Liabilities:
         Current liabilities:
             Accounts payable                                                                 15,616              39,629
             Accrued expenses                                                                 66,825             147,396
             Deferred revenue                                                                      -              66,942
             Income taxes payable                                                                  -              21,979
                                                                                        -------------  ------------------

                 Total current liabilities                                                    82,441             275,946

         Deferred income taxes                                                               258,000              67,000
         Notes payable (note 6)                                                                    -           6,000,000
                                                                                        -------------  ------------------

                 Total liabilities                                                           340,441           6,342,946
                                                                                        -------------  ------------------

     Stockholders' Equity:
         Common stock, $1 par value, 10,000,000 shares authorized,
             1,420,900 issued and outstanding at June 30, 1998 and December 31, 1998       1,420,900           1,420,900
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                      -                   -
         Additional paid-in capital                                                       12,272,636          12,272,636
         Net unrealized appreciation on investments                                          536,810             123,836
         Undistributed accumulated earnings                                                  258,942             874,023
         Stockholders' notes receivable                                                   (1,455,000)         (1,455,000)
                                                                                        -------------  ------------------

                 Total stockholders' equity                                               13,034,288          13,236,395

     Commitments and contingencies (note 4)
                                                                                        -------------  ------------------

                 Total liabilities and stockholders' equity                            $  13,374,729          19,579,341
                                                                                        =============  ==================

                 Net asset value per common share                                      $        9.17                9.32
                                                                                        =============  ==================




See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the three months and six months ended December 31, 1997 and 1998 (Unaudited)

--------------------------------------------------------------------------------



                                                                                      Three Months Ended          Six Months Ended
                                                                                          December 31,               December 31,
                                                                                     1997           1998         1997         1998
                                                                                  ----------   ------------    --------- -----------

Operating income:
     Interest on loans                                                          $     1,921        168,747   $    3,222     272,790
     Dividends                                                                       63,616        258,192       86,479     483,960
     Interest on cash equivalents                                                    13,187         47,787       37,230      74,610
     Fee income                                                                      35,030        117,865       40,380     439,499
                                                                                  ----------   ------------    --------- -----------

             Total operating income                                                 113,754        592,591      167,311   1,270,859
                                                                                  ----------   ------------    --------- -----------

Operating expenses:
     Management fees                                                                 19,500              -       33,000           -
     Salary and benefits                                                             12,504        149,713       25,195     375,890
     Legal and accounting                                                             4,666         29,325       25,761      43,920
     Interest expense                                                                     -        104,526            -     104,526
     Other operating expenses                                                        19,518        110,139       35,596     191,655
                                                                                  ----------   ------------    --------- -----------

             Total operating expenses                                                56,188        393,703      119,552     715,991
                                                                                  ----------   ------------    --------- -----------

             Net operating income before income taxes                                57,566        198,888       47,759     554,868

Income tax expense (benefit)                                                         (7,080)       (22,400)     (15,692)     27,000
                                                                                  ----------   ------------    --------- -----------

             Net operating income                                                    64,646        221,288       63,451     527,868

Realized appreciation on investments, net of income taxes of $53,301                      -              -            -      87,213
Change in unrealized appreciation on investments, net of provision for income taxes of $115,600 and $(15,000) for the three months ended December
     31, 1997 and 1998, respectively, and $38,892 and $(253,000)
     for the six months ended December 31, 1997 and 1998, respectively              183,615        (23,989)      63,676    (412,974)
                                                                                  ----------   ------------    --------- -----------

             Net increase in stockholders' equity resulting from operations     $   248,261        197,299   $  127,127     202,107
                                                                                  ==========   ============    ========= ===========

Net increase in stockholders' equity resulting from operations per share -
     basic and diluted                                                          $      0.44           0.14   $     0.22        0.14
                                                                                  ==========   ============    ========= ===========





See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Changes in Stockholders' Equity

For the six months ended December 31, 1998 (Unaudited)

--------------------------------------------------------------------------------


                                                                           Net unrealized   Undistributed
                                           Common Stock        Additional   appreciation     accumulated  Stockholders'     Total
                                        ------------------      paid-in        on            earnings       notes      stockholders'
                                         Shares     Amount      capital     investments                    receivable      equity
                                        --------------------------------------------------------------------------------------------


Balance, June 30, 1998                  1,420,900  $1,420,900  $ 12,272,636  $  536,810   $    258,942   $(1,455,000) $ 13,034,288

Net operating income                         --          --            --          --          527,868          --         527,868
Realized appreciation on investment          --          --            --          --           87,213          --          87,213
Decrease in net unrealized
   appreciation on investments               --          --            --      (412,974)          --            --        (412,974)
                                        ---------  ----------  ------------  ----------   ------------  ------------  ------------

Balance, December 31, 1998 (Unaudited)  1,420,900  $1,420,900  $ 12,272,636  $  123,836   $    874,023   $(1,455,000) $ 13,236,395
                                        =========  ==========  ============  ==========   ============  ============  ============




See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the six months ended December 31, 1997 and 1998 (Unaudited)

--------------------------------------------------------------------------------



                                                                                                     Six Months Ended
                                                                                                        December 31,
                                                                                                   1997            1998
                                                                                               --------------  -------------
                                                                                                         (Unaudited)

Cash flows from operating activities:
     Net increase in stockholders' equity resulting from operations                          $       127,127        202,107
     Adjustments to reconcile net increase in stockholder's equity resulting from operations to net cash provided by operating activities:
         Decrease (increase) in unrealized appreciation on investments                              (102,568)       665,974
         Realized gain on investments                                                                      -       (140,514)
         Depreciation and amortization                                                                 7,285         15,225
         Deferred income tax expense (benefit)                                                        40,300       (191,000)
         Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                 Dividends receivable                                                                  9,508        (93,375)
                 Interest receivable                                                                   2,508       (170,211)
                 Prepaid expenses                                                                     (7,159)         6,840
                 Other assets                                                                        (11,953)             -
                 Accounts payable and accrued expenses                                                90,984        104,584
                 Deferred revenue                                                                          -         66,942
                 Income taxes payable                                                                 (2,101)        21,979
                                                                                               --------------  -------------
                         Net cash provided by operating activities                                   153,931        488,551
                                                                                               --------------  -------------

Cash flows from investing activities:
     Investments made                                                                             (1,125,890)    (4,500,000)
     Loans made                                                                                     (350,000)    (3,475,000)
     Principal collected on loans outstanding                                                              -         16,483
     Proceeds from stockholder's notes receivable                                                    451,000              -
     Proceeds from investment liquidation                                                                  -      1,015,518
     Acquisition of property and equipment                                                            (1,045)       (14,315)
                                                                                               --------------  -------------
                         Net cash used in investing activities                                    (1,025,935)    (6,957,314)
                                                                                               --------------  -------------

Cash flows from financing activities:
     Proceeds from notes payable                                                                           -      6,000,000
     Payment of deferred financing costs                                                            (234,917)      (150,000)
                                                                                               --------------  -------------
                         Net cash provided by (used in) financing activities                        (234,917)     5,850,000
                                                                                               --------------  -------------
Net decrease in cash and cash equivalents                                                         (1,106,921)      (618,763)

Cash and cash equivalents, beginning of year                                                       2,329,148      4,393,501
                                                                                               --------------  -------------

Cash and cash equivalents, end of period                                                     $     1,222,227      3,774,738
                                                                                               ==============  =============




See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1998 and December 31, 1998 (Unaudited)

--------------------------------------------------------------------------------



   (1)   Unaudited Interim Financial Statements

         In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (Waterside) are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form N-30D, as filed with the Securities and Exchange Commission.

   (2)   Description of Business

         Waterside Capital Corporation (the "Company") was incorporated in the Commonwealth of Virginia on July 13, 1993 and is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a Small Business Investment Corporation ("SBIC"). The Company makes equity investments in, and provides loans to, small business concerns to finance their growth, expansion and development. Under applicable SBA regulations, the Company is restricted to investing only in qualified small business concerns as contemplated by the Small Business Investment Act of 1958.

   (3)   Investments

         Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the Small Business Administration (SBA), in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the "Policy"). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued in an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted for the effect of restrictions on the sale of such securities. Discounts range from 0% to 45%. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements



--------------------------------------------------------------------------------

   (3)   Continued

         would have been used had a ready market for the securities existed, and those differences could be material. Investments consist primarily of preferred stock obtained from and loans made to portfolio companies under SBIC investment and loan regulations. The financial statements include securities valued at $8,506,225 and $14,923,764 at June 30, 1998 and December 31, 1998 (63.6% and 76.2% of assets) respectively. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.


   (4)   Financial Guarantee

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

   (5)   New Accounting Pronouncement

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

   (6)   Notes Payable

         On October 2, 1998, the Company borrowed $6,000,000 from the SBA under 10 year notes. The notes are due on October 2, 2008 and bear interest at an interim rate of 5.716% plus a 1.35% fee on the outstanding balance. The interest rate will be finalized on March 24, 1999. In conjunction with the signing of the notes, the Company paid a 2.5% origination fee in addition to the 1% commitment fee paid during fiscal 1998. The origination and commitment fee are amortized over the life of the notes on a straight-line basis which approximates the amortization if calculated using the interest method. The total amount of leverage approved by the SBA and available for borrowing is $12,300,000, including the $6,000,000 drawn in October 1998 described above.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1998 and December 31, 1998

--------------------------------------------------------------------------------



         The Company's investment portfolio at June 30, 1998, consisted of the following:



                                                                  Coupon           Cost or
                                                                 Interest        Contributed           Fair
       Loans:                                     Maturity         Rate             Value              Value
       ------                                     ---------      --------        ------------          -----

         Avery Communications,
             Inc. Convertible Loan                12/10/02         12%           $   350,000      $    600,264
         Divaris Consolidated
             Investments, Inc.                     6/26/04         18%               975,000           975,000
                                                                                ------------      ------------

                Total loans                                                        1,325,000         1,575,264
                                                                                ------------      ------------




                                                                               Cost or                Fair
                                                             Number          Contributed              Market
       Equity Interests:                                   of Shares            Value                 Value
       -----------------                                   ---------          -----------             ------

Publicly Traded Companies:
    Avery Communications, Inc. Common
       Stock                                                245,000            $  249,900            $  568,033

Private Companies:
    Real Time Data Management Services, Inc.
       Preferred Stock                                          700               585,000               710,247
    Mid-Atlantic Small Business Finance, Inc.
       Preferred Stock                                          500               140,000               140,000
    Coddle Roasted Meats, Inc. Preferred
       Stock                                                    125               125,000                93,750
    Election Products, Inc. Preferred Stock                     500               875,000               875,000
    Election Products, Inc. Common Stock                        223                     4               140,518
    NKL Industries, Inc. Preferred Stock                        900               900,000               900,000
    NKL Industries, Inc. Common Stock                           989                   989                   989
    Delta Education Systems, Inc. Preferred
       Stock                                                    425               398,600               398,600
    Mead-Higgs Company, Inc. Preferred
       Stock                                                  1,500             1,500,000             1,500,000
    Crispies, Inc. Preferred Stock                              400               397,200               397,200
    Triangle Biomedical Sciences Preferred
       Stock                                                  1,000             1,000,000             1,000,000
                                                                               ----------            ----------

          Total equity investments                                              6,171,693             6,724,337
                                                                               ----------            ----------

                                                                    (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments



--------------------------------------------------------------------------------

                                                                               Cost or        Fair
                                                  Number of      Percentage  Contributed     Market
       Stock Warrants and Options:                 Shares         Ownership     Value         Value
       ---------------------------               ---------       ----------  -----------     -------

         Publicly Traded Companies:
             Avery Communications, Inc.             91,000          0%      $         -    $   53,424

         Private Companies:
             Real Time Data Management
                Services, Inc.                         125         29.41         115,000      124,000
             Coddle Roasted Meats, Inc.              1,177         15.00               -            -
             Delta Education Systems, Inc.             176         15.00          26,400       26,400
             Mead-Higgs Company, Inc.                3,611         10.74               -            -
             Crispies, Inc.                            524          6.37           2,800        2,800
             Triangle Biomedical Sciences           23,260          6.57               -            -
                                                                             -----------    ---------

                Total warrants and options                                       144,200      206,624
                                                                             -----------    ---------

                Total investments                                           $  7,640,893    8,506,225
                                                                             ===========    =========


         The Company's investment portfolio at December 31, 1998, (unaudited) consisted of the following:


                                                                Coupon           Cost or
                                                               Interest        Contributed          Fair
       Loans:                                     Maturity       Rate             Value             Value
       ------                                     --------     --------        -----------         ------

         Avery Communications,
             Inc. Convertible Loan                12/10/02         12.0%    $      350,000    $     350,000
         Divaris Consolidated
             Investments, Inc.                     6/29/04         18.0%         1,100,000        1,100,000
         Extraction Technologies
             of VA, LLC                            7/22/03         14.5%           650,000          650,000
         JMS North America, Inc.                   7/31/03         13.0%         1,000,000        1,000,000
         Triangle Imaging Group, Inc.             10/15/03         14.0%         1,500,000        1,500,000
         Diversified Telecom, Inc.                 Demand          13.0%           183,517          183,517
                                                                                ----------      ------------

                Total loans                                                      4,783,517        4,783,517
                                                                              ------------      -----------


                                                                     (Continued)


                                                                                Cost or         Fair
                                                                  Number       Contributed     Market
       Equity Interests:                                         of Shares        Value         Value
       -----------------                                         ---------     -----------     ------

         Publicly Traded Companies:
             Avery Communications, Inc. Common
                Stock                                              245,000    $    249,900  $   249,900
             Netplex Group, Inc. Preferred Stock                 1,500,000       1,500,000    1,500,000

         Equity Investments in Private Companies:
             Real Time Data Management Services, Inc.
                Preferred Stock                                        700         585,000      712,247
             Mid-Atlantic Small Business Finance, Inc.
                Preferred Stock                                        500         140,000      140,000
             Coddle Roasted Meats, Inc. Preferred
                Stock                                                  125         125,000      125,000
             NKL Industries, Inc. Preferred Stock                      900         900,000      900,000
             NKL Industries, Inc. Common Stock                         989             989       60,000
             Delta Education Systems, Inc. Preferred
                Stock                                                  425         398,600      403,400
             Mead-Higgs Company, Inc. Preferred
                Stock                                                1,500       1,500,000    1,500,000
             Crispies, Inc. Preferred Stock                            400         397,200      397,500
             Triangle Biomedical Sciences Preferred
                Stock                                                1,000       1,000,000    1,000,000
             JMS North America, Inc. Preferred
                Stock                                                1,500       1,500,000    1,500,000
             EPM Development Systems, Corp.
                Preferred Stock                                      1,500       1,488,400    1,489,400
                                                                              ------------    ---------

                   Total equity investments                                      9,785,089    9,977,447
                                                                              ------------    ---------

                                                                     (Continued)



                                                                               Cost or         Fair
                                                 Number of       Percentage  Contributed      Market
       Stock Warrants and Options:                Shares          Ownership     Value          Value
       ---------------------------               ---------       ----------  -----------      -------

         Publicly Traded Companies:
             Avery Communications, Inc.            126,000          0%      $          -   $           -
             Netplex Group, Inc.                   150,000          0%                 -               -

         Private Companies:
             Real Time Data Management
                Services, Inc.                         125         29.41         115,000         122,000
             Coddle Roasted Meats, Inc.              1,177         15.00               -               -
             NKL Industries, Inc.                      224          2.00               -               -
             Delta Education Systems, Inc              176         15.00          26,400          26,400
             Mead-Higgs Company, Inc.                3,611         10.74               -               -
             Crispies, Inc.                            524          6.37           2,800           2,800
             Triangle Biomedical Sciences           23,260          6.37               -               -
             Extraction Technologies of
                VA, LLC                                  -         15.00               -               -
             JMS North America, Inc.                   199          5.00               -               -
             EPM Development Systems,
                Corp.                                   87          8.00          11,600          11,600
                                                                             -----------     -----------

                Total warrants and options                                       155,800         162,800
                                                                             -----------     -----------

                Total investments                                           $ 14,724,406   $  14,923,764
                                                                             ===========     ===========


--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Condition

            o         General

                      Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company headquartered in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996 the Company operated as a development stage company focused primarily on preparation to commence operation. The Company was licensed in 1996 by the Small Business Administration
                      (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996 the Company made its first portfolio investment. In January 1998 the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

                      The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and interest earned on cash equivalents. The remaining portion of the Company's operating income comes from application and processing fees related to investment originations. The Company's operating expenses primarily consist of payroll and other expenses incidental to operation. Waterside currently has 9 full time employees and 3 offices from which it operates - Norfolk and Richmond, Virginia and Charlotte, North Carolina.

            o         Results of Operations

                      Due to the successful completion of its IPO in January 1998 and the Company's initiation of its growth strategy using the proceeds from its IPO, the three months ended December 31, 1998 do not offer a meaningful comparison with the performance for the three months ended December 31, 1997.

                      For the three months ended December 31, 1998, total operating income was $593 thousand compared to the $114 thousand generated during the same period of 1997. The increase in operating income is due to the growth in the Company's investment portfolio. The 1998 operating income consisted of dividends of $258 thousand, fee income of $118 thousand, interest on loans of $169 thousand and interest on cash equivalents of $48 thousand.

                      Total operating expenses for the three months ended December 31, 1998 were $394 thousand, consisting primarily of salary and benefits of $150 thousand, interest expense on SBA borrowings of $105 thousand, legal and accounting expenses of $29 thousand and other operating expenses of $75 thousand. These total operating expenses compared to the $56 thousand expended during the three months ended December 31, 1997. Net operating income of $221 thousand for the quarter ended December 31, 1998 compared favorably to the $65 thousand during the same quarter of 1997.

                      The reduction in the change in unrealized appreciation on investments of $24 thousand, net of taxes, for the three months ended December 31, 1998 and the increase in the change in unrealized appreciation on investments of $184 thousand net of taxes for the three months ended December 31, 1997 was due to changing stock prices of a publicly traded portfolio company.

                      For the six months ended December 31, 1998, total operating income was $1.271 million compared to the $167 thousand generated during the same period of 1997. The dramatic increase in operating income is due to the growth in the Company's investment portfolio. Total operating expense of $716 thousand for the six months ended December 31, 1998 compared to the $120 thousand expended during the six months ended December 31, 1997. Net operating income of $528 thousand for the six months ended December 31, 1998 compared favorably to the $63 thousand generated during the six months ended December 31, 1997.

                      The reduction in the change in unrealized appreciation on investments of $413 thousand, net of taxes, for the six months ended December 31, 1998 and the increase in the change in unrealized appreciation on investments of $64 thousand net of taxes for the six months ended December 31, 1997 was due to changing stock prices of a publicly traded portfolio company.


            o         Financial Condition, Liquidity and Capital Resources

                      During the quarter ended December 31, 1998, the Company originated $1,700,000 in new investments consisting of two loans. To fund these investments and to fund future originations the Company borrowed $6,000,000 from the SBA on October 2, 1998 as its first draw on a leverage commitment previously outstanding. The notes are due on October 2, 2008 and bear interest at a rate of 5.7% plus a 1.35% fee annually on the outstanding balance. The Company has additional approved leverage of $6.3 million, which it anticipates will be sufficient to operate through approximately March 31, 1999. The Company has an additional two tiers of leverage (or approximately $28 million) that it may borrow from the SBA based on its current regulatory capital position. These additional two tiers of leverage are subject to approval by the SBA. Management believes that these sources of capital will be sufficient to fund the Company's operations and grow its portfolio in fiscal 1999.

                      During the six months ended December 31, 1998 cash provided by operating activities was $489 thousand as compared to the $154 thousand provided during the six months ended December 31, 1997, primarily due to the increase in net operating income before taxes. The Company used $7.0 million in investing activities during the six months ended December 31, 1998 as compared to the $1.0 million used in the comparable period of 1997. This increase is primarily attributable to the growth in the investment portfolio described above, net of the cash generated from the liquidation of the Company's investment in Election Products, Inc. The Company generated $5.9 million in cash from financing activities in the six months ended December 31, 1998 primarily representing the proceeds from the borrowings from the SBA described above.

            o         The Year 2000

                      State of readiness:

                      The Company is in the process of identifying and addressing the potential impact of the Year 2000 issue on its operations. This process has identified three primary areas in which the Company could be effected. First, the Company has assessed its financial and administrative software programs. As part of this process, the Company has contacted its software vendors, who have indicated that their programs either are or will be Year 2000 compliant. The Company will continue to work with these vendors to ensure that necessary upgrades and testing are completed by mid 1999. Due to the nature of the Company's business, management does not expect a significant impact associated with non-information technology systems. Second, the Company is assessing its key relationship with suppliers and other third parties, including its principal bank, to determine the potential impact of Year 2000 on these parties, and in turn on the Company. The Company will continue to analyze this area in further detail in 1999. Finally, the Company has begun an investigation of the impact of Year 2000 issues on its portfolio companies. This investigation is not complete, and as a result, the Company cannot assess the potential exposure associated with the readiness of its portfolio companies for Year 2000. Because of the relatively small size of its portfolio companies, their readiness represents the Company's most significant risk with regards to the Year 2000. Although the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies, the failure of one or more of the portfolio companies to properly prepare for the Year 2000 could have a material adverse impact on the Company's business, results of operations and financial condition. The Company plans to complete its initial assessment of the readiness of its portfolio companies by the end of March 1999. Until the Company completes its assessment, it cannot offer any assurance that the Year 2000 issue will not adversely affect the Company's business. Based upon its assessment, contingency plans will be developed to mitigate the potential risks by September 30, 1999. Based on the assessment performed to date, the Company does not believe that the cost of its Year 2000 remediation activities will exceed $50,000.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Shareholders of Waterside Capital Corporation was held on September 1, 1998 to consider four matters of business. The matters brought before the shareholders and the voting results are as follows:

1.          Election of Directors



                                                                               BROKER
                                       FOR                 AGAINST            ABSTAIN        NON-VOTES*
                                       ---                 -------            -------        ----------


James E. Andrews                   1,312,810                1,000              107,090            --
Donna C. Bennett                   1,279,910               33,900              107,090            --
J. W. Whiting  Chisman, Jr         1,312,310                1,500              107,090            --
Jeffrey R. Ellis                   1,312,810                1,000              107,090            --
Eric L. Fox                        1,312,810                1,000              107,090            --
Roger L. Frost                     1,311,810                2,000              107,900            --
Ernest F. Hardee                   1,312,810                1,000              107,900            --
Henry U. Harris, III               1,261,810               52,000              107,900            --
J. Alan Lindauer                   1,312,810                1,000              107,090            --
Robert I. Low                      1,312,810                1,000              107,090            --
Harold  J.  Marioneaux, Jr         1,312,810                1,000              107,090            --
Peter W. Meredith, Jr              1,310,010                3,800              107,090            --
Charles H. Merriman                1,311,810                2,000              107,090            --
Augustus C. Miller                 1,312,810                1,000              107,090            --
Paul F. Miller                     1,312,810                1,000              107,090            --
Juan M. Montero                    1,312,810                1,000              107,090            --
R. Scott Morgan, Sr                1,312,810                1,000              107,090            --
James W. Noel, Jr                  1,312,810                1,000              107,090            --
Richard G. Ornstein                1,312,810                1,000              107,090            --
Richard A. Schreiber               1,312,810                1,000              107,090            --
Jordan E. Slone                    1,312,810                1,000              107,090            --


2. To amend the Company's Articles of Incorporation to comply with changes made by the Small Business Administration to certain regulations applicable to the Company.

                                                                     BROKER
                             FOR         AGAINST       ABSTAIN     NON-VOTES*
                             ----        -------       -------     ----------

                         1,011,191        1,000       110,390       298,319

The votes in favor were sufficient to so amend the Company's Articles of Incorporation.

3.    To approve the Company's 1998 Employee Stock Option Plan

                                                                     BROKER
                             FOR         AGAINST       ABSTAIN     NON-VOTES*
                             ---         -------       -------     ----------

                           989,791       16,400       116,390       298,319

4. Ratification of KPMG Peat Marwick LLP as auditors

                                                                     BROKER
                             FOR         AGAINST       ABSTAIN     NON-VOTES*
                             ---         -------       -------     ----------

                         1,302,110       13,500       105,290          --


*"Broker Non-Votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K:

                  3 Amended Articles of Incorporation
                  27 Financial Data Schedule

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 11th day of February, 1999.


                                     WATERSIDE CAPITAL CORPORATION

                                     By         /s/ J. Alan Lindauer
                                       ----------------------------------------
                                                    J. Alan Lindauer
                                       President and Principal Executive Officer

                                     By        /s/ Gerald T. McDonald
                                       -----------------------------------------
                                                   Gerald T. McDonald
                                                Principal Financial Officer