Form 10-Q
period 1999-03-31
WATERSIDE CAPITAL CORP
filed 1999-05-17
CIK 924095

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 1999

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


     As of March 31, 1999, the registrant had issued and outstanding 1,491,937 shares of Common Stock, $1.00 par value.

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       Number
PART I.        FINANCIAL INFORMATION:

  ITEM 1.      Statements of Operations for the Three Months and Nine Months
               Ended March 31, 1998 and 1999 (unaudited)

               Balance Sheets as of
               June 30, 1998 and March 31, 1999 (unaudited)

               Statement of Changes in Stockholders' Equity for the Nine Months Ended March 31, 1999 (unaudited)

               Statements of Cash Flows for the
               Nine Months Ended March 31, 1998 and 1999 (unaudited)

               Notes to Financial Statements (unaudited)

  ITEM 2.      Management's Discussion and Analysis
               of Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

SIGNATURES


PART I.        FINANCIAL INFORMATION:

ITEM 1.        FINANCIAL STATEMENTS



                  WATERSIDE CAPITAL CORPORATION

                  FINANCIAL STATEMENTS

                  JUNE 30, 1998 AND MARCH 31, 1999

WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the three months and nine months ended March 31, 1998 and 1999 (Unaudited)

--------------------------------------------------------------------------------

                                                    Three Months Ended   Nine Months Ended
                                                          March 31,           March 31,
                                                      1998       1999      1998       1999
                                                    -------     ------    ------     ------
Operating income:
    Interest on loans                               $10,451    183,148    $13,673    455,938
    Dividends                                        78,098    245,935    164,577    729,895
    Interest on cash equivalents                     76,170     32,873    113,400    107,483
    Fee and other income                             38,800    224,046     79,180    663,545
                                                    -------    -------    -------  ---------

        Total operating income                      203,519    686,002    370,830  1,956,861
                                                    -------    -------    -------  ---------

Operating expenses:
    Management fees                                   6,000         -      39,000         -
    Salary and benefits                             127,199    176,314    152,394    552,204
    Legal and accounting                              2,037     25,000     27,798     68,920
    Interest expense                                      -    106,227         -     210,753
    Other operating expenses                         45,517     76,654     81,113    268,309
                                                    -------    -------    -------  ---------

        Total operating expenses                    180,753    384,195    300,305  1,100,186
                                                    -------    -------    -------  ---------

        Net operating income before income taxes     22,766    301,807     70,525    856,675

Income tax expense (benefit)                        (18,363)    31,000    (34,055)    58,000
                                                    -------    -------    -------  ---------

        Net operating income                         41,129    270,807    104,580    798,675

Realized  appreciation  on  investments,
    net of  income  taxes of  $90,699  and
    $144,000    for   the   three   months
    and   nine   months   ended   March
    31, 1999, respectively                                -    147,099         -     234,312
Change in unrealized appreciation on
    investments, net of provision (benefit)
    for income  taxes of $88,242 and
    $78,100  for the three  months
    ended March 31, 1998 and 1999,
    respectively, and $127,134 and
    $(174,900) for the nine months
    ended  March  31,  1998  and  1999,
    respectively                                    144,107    128,236    207,783   (284,738)
                                                    -------    -------    -------  ---------
        Net increase in stockholders'
           equity resulting from operations
           per share-basic and diluted             $185,236    546,142   $312,363    748,249
                                                    =======    =======   ========  =========

Net increase in stockholders' equity
    resulting from operations per share -
    basic and diluted                              $   0.12       0.37   $   0.21       0.50
                                                   ========    =======   ========  =========


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1998 and March 31, 1999 (Unaudited)

--------------------------------------------------------------------------------

                                                                June 30,      March 31,
                                                                  1998          1999
                                                                ---------    -----------
                                                                             (Unaudited)
Assets:
    Investments in portfolio companies, at fair value
      (note 3):
      Equity securities                                       $ 6,724,337    11,929,848
      Loans                                                     1,575,264     5,328,653
      Options and warrants                                        206,624       210,275
                                                                ---------    -----------

           Total investments, cost of $7,640,893 and
             $17,063,083 at June 30, 1998 and March 31,
             1999, respectively                                 8,506,225    17,468,776
                                                                ---------    -----------

    Current assets:
      Cash and cash equivalents                                 4,393,501     2,079,797
      Dividends receivable                                        172,842       233,192
      Interest receivable                                          21,272       172,683
      Prepaid expenses and other current assets                    45,137        83,419
                                                                ---------    -----------

           Total current assets                                 4,632,752     2,569,091

    Property and equipment, net                                   112,002       121,697

    Other assets, net                                             123,750       260,100
                                                                ---------    -----------

           Total assets                                       $13,374,729    20,419,664
                                                                =========    ===========

Liabilities and Stockholders' Equity:
    Liabilities:
      Current liabilities:
         Line of credit (note 4)                              $         -       250,000
         Accounts payable                                          15,616         5,100
         Accrued expenses                                          66,825        49,933
         Deferred revenue                                               -        43,379
         Income taxes payable                                           -       156,378
                                                                ---------    -----------

           Total current liabilities                               82,441       504,790

      Deferred income taxes                                       258,000       132,400
      Notes payable (note 5)                                            -     6,000,000
                                                                ---------    -----------

           Total liabilities                                      340,441     6,637,190
                                                                ---------    -----------

    Stockholders' Equity:
      Preferred stock, $1 par value, 25,000 shares
         authorized, no shares issued and outstanding                   -           -
      Common stock, $1 par value, 10,000,000 shares
         authorized, 1,420,900 issued and
         outstanding at June 30, 1998 and 1,491,937
         issued and outstanding at March 31, 1999                1,420,900    1,491,937
      Additional paid-in capital                                12,272,636   12,769,895
      Net unrealized appreciation on investments                   536,810      252,072
      Undistributed accumulated earnings                           258,942      723,570
      Stockholders' notes receivable                            (1,455,000   (1,455,000)
                                                                ----------   -----------

           Total stockholders' equity                           13,034,288   13,782,474
                                                                ---------    -----------

           Total liabilities and stockholders' equity         $ 13,374,729   20,419,664
                                                                ==========   ===========

           Net asset value per common share                   $       9.17         9.24
                                                                ==========   ===========



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Changes in Stockholders' Equity

For the nine months ended March 31, 1999 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                               Net unrealized
                                                 Common Stock       Additional  appreciation Undistributed Stockholders'   Total
                                            ------------------        paid-in       on        accumulated     notes    stockholders'
                                             Shares       Amount      capital   investments    earnings     receivable     equity
                                            -------------------------------------------------------------------------------------
Balance, June 30, 1998                      1,420,900   $1,420,900   12,272,636   536,810      258,942     (1,455,000)   13,034,288

Net operating income                               -            -            -          -      798,675             -        798,675
Net realized appreciation on investments           -            -            -          -      234,312             -        234,312
Decrease in net unrealized appreciation on
   investments                                     -            -            -   (284,738)           -             -       (284,738)
5% stock dividend (note 6)                     71,037       71,037      497,259         -     (568,359)            -            (63)
                                            ---------  -----------   ----------  ---------   ----------    ----------    ----------
Balance, March 31, 1999 (Unaudited)         1,491,937   $1,491,937   12,769,895   252,072      723,570     (1,455,000)   13,782,474
                                            =========  ===========   ==========  =========   ==========    ==========    ==========



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the nine months ended March 31, 1998 and 1999 (Unaudited)

--------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                                      March 31,
                                                                   1998       1999
                                                                 ---------  ---------
                                                                     (Unaudited)
Cash flows from operating activities:
    Net increase in stockholders' equity resulting
       from operations                                            $312,363       748,249
    Adjustments to reconcile net increase in stockholders'
      equity resulting from operations to
      net cash provided by operating activities:
         Decrease  (increase)  in  unrealized  appreciation
            on  investments                                       (334,917)      459,638
         Realized gain on investments                                    -      (378,312)
         Accretion of preferred stock and loan  investments              -       (22,127)
         Depreciation  and  amortization                            13,763        26,666
         Deferred income tax expense  (benefit)                    128,542      (125,600)
         Changes in assets and liabilities increasing
           (decreasing) cash flows from operating activities:
              Dividends receivable                                 (30,290)      (60,350)
              Interest receivable                                  (43,113)     (151,411)
              Refundable income taxes                              (18,438)            -
              Prepaid expenses and other current assets            (58,976)      (38,282)
              Accounts payable and accrued expenses                 60,389       (27,408)
              Deferred revenue                                           -        43,379
              Income taxes payable                                       -       156,378
                                                                   --------     ---------

                Net cash provided by operating activities           29,323       630,820
                                                                   --------     ---------

Cash flows from investing activities:
    Investments made                                            (2,075,892)   (7,562,118)
    Loans made                                                    (350,000)   (4,031,125)
    Principal collected on loans outstanding                             -        41,472
    Proceeds from stockholders' notes receivable                   551,000             -
    Proceeds from investment liquidation                                 -     2,530,021
    Acquisition of property and equipment                          (53,836)      (22,711)
                                                                 ---------     ---------

                Net cash used in investing activities           (1,928,728)   (9,044,461)
                                                                 ---------     ---------

Cash flows from financing activities:
    Proceeds  from  line of  credit                                      -       250,000
    Proceeds  from  notes  payable                                       -     6,000,000
    Payment of deferred  financing  costs                                -      (150,000)
    Proceeds  from issuance of common stock                      8,211,553             -
    Payment  related to  fractional  shares
       associated with stock dividend                                    -           (63)
                                                                 --------      ---------

                Net cash provided by financing activities        8,211,553     6,099,937
                                                                 --------      ---------

Net (increase) decrease in cash and cash equivalents             6,312,148    (2,313,704)

Cash and cash equivalents, beginning of period                   2,329,148     4,393,501
                                                                 --------      ---------

Cash and cash equivalents, end of period                       $ 8,641,296     2,079,797
                                                                 =========     =========


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1998 and March 31, 1999 (Unaudited)

--------------------------------------------------------------------------------

  (1)   UNAUDITED INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation ("Waterside" or the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form N-30D, as filed with the Securities and Exchange Commission.

  (2)   DESCRIPTION OF BUSINESS

        The Company was incorporated in the Commonwealth of Virginia on July 13, 1993 and is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a Small Business Investment Corporation ("SBIC"). The Company makes equity investments in, and provides loans to, small business concerns to finance their growth, expansion and development. Under applicable SBA regulations, the Company is restricted to investing only in qualified small business concerns as contemplated by the Small Business Investment Act of 1958.

  (3)   INVESTMENTS

        Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the "Policy"). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued in an amount not greater than cost, with unrealized depreciation recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly-traded companies are generally valued at their quoted market price discounted for the effect of restrictions on the sale of such securities. Discounts range from 0% to 50%. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

                                                                  (Continued)

  (3)   CONTINUED

        Investments consist primarily of preferred stock obtained from and loans made to portfolio companies under SBIC investment and loan regulations. The financial statements include securities valued at $8,506,225 and $17,468,776 at June 30, 1998 and March 31, 1999 (63.6% and 85.5% of
        assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.


  (4)   LINE OF CREDIT

        On March 31, 1999, the Company borrowed $250,000 under a line-of-credit agreement. The interest rate on the line is the bank's prime rate. Borrowings under the line of credit were fully repaid on April 2, 1999.

  (5)   NOTES PAYABLE

        On October 2, 1998, the Company borrowed $6,000,000 from the SBA under 10-year notes. The notes are due on October 2, 2008 and bear interest at a rate of 6.24% plus a 1.00% annual charge. The interest rate was finalized on March 18, 1999. In conjunction with the signing of the notes, the Company paid a 2.50% origination fee in addition to the 1% commitment fee paid during fiscal 1998. The total amount of leverage approved by the SBA and available for borrowing is $12,300,000, including the $6,000,000 drawn in October 1998 described above.

(6)     STOCK DIVIDEND

        On February 5, 1999, the Company declared a 5% stock dividend to shareholders of record as of February 26, 1999. On March 15, 1999, the Company issued 71,037 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings and capitalized as common stock and additional paid-in capital. Historical earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

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

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1998 and March 31, 1999

--------------------------------------------------------------------------------

        The Company's investment portfolio at June 30, 1998, consisted of the following:


                                                     Coupon         Cost or
                                                    interest      contributed       Fair
      Loans:                             Maturity     rate           value          value
      -----                              --------   --------      -----------       -----
        Avery Communications,
          Inc. Convertible Note          12/10/02     12%      $    350,000   $    600,264
        Divaris Consolidated
          Investments, Inc.               6/29/04     18%           975,000        975,000
                                                                 ----------      ---------

             Total loans                                          1,325,000      1,575,264
                                                                 ----------      ---------


                                                                     Cost or          Fair
                                                    Number         contributed       market
      Equity Interests:                            of shares          value           value
      ----------------                             ---------       -----------       -------
        PUBLICLY-TRADED COMPANY:
          Avery Communications, Inc. Common
             Stock                                  245,000      $    249,900   $   568,033

        EQUITY INVESTMENTS IN PRIVATE COMPANIES:
          Real Time Data Management Services, Inc.
             Preferred Stock                            700           585,000       710,247
          Mid-Atlantic Small Business Finance, Inc.
             Preferred Stock                            500           140,000       140,000
          Coddle Roasted Meats, Inc. Preferred
             Stock                                      125           125,000        93,750
          Election Products, Inc. Preferred Stock       500           875,000       875,000
          Election Products, Inc. Common Stock          223                 4       140,518
          NKL Industries, Inc. Preferred Stock          900           900,000       900,000
          NKL Industries, Inc. Common Stock             989               989           989
          Delta Education Systems, Inc. Preferred
             Stock                                      425           398,600       398,600
          Diversified Telecom, Inc. Preferred
             Stock                                    1,500         1,500,000     1,500,000
          Crispies, Inc. Preferred Stock                400           397,200       397,200
          Triangle Biomedical Sciences Preferred
             Stock                                    1,000         1,000,000     1,000,000
                                                                    ---------     ---------

                Total equity investments                            6,171,693     6,724,337
                                                                    ---------    ----------


WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments



--------------------------------------------------------------------------------

                                                                     Cost or         Fair
                                        Number of   Percentage     contributed      market
      Stock Warrants and Options:        shares      ownership        value          value
      ---------------------------       ----------  -----------    -----------      ------
        PUBLICLY-TRADED COMPANY:
          Avery Communications, Inc.     91,000        0.00%   $          -    $     53,424

        PRIVATE COMPANIES:
          Real Time Data Management
             Services, Inc.                 125       29.41          115,000        124,000
          Coddle Roasted Meats, Inc.      1,177       15.00                -              -
          Delta Education Systems, Inc.     176       15.00           26,400         26,400
          Diversified Telecom, Inc.       3,611       10.74                -              -
          Crispies, Inc.                    524        6.37            2,800          2,800
          Triangle Biomedical Sciences   23,260        6.57                -              -
                                                                 -----------     ----------

             Total warrants and options                              144,200        206,624
                                                                 -----------     ----------

             Total investments                                 $   7,640,893      8,506,225
                                                                 ===========     ==========



        The Company's investment portfolio at March 31, 1999 (unaudited) consisted of the following:



                                                    Coupon          Cost or
                                                   interest       contributed         Fair
      Loans:                             Maturity    rate            value            value
      ------                             --------  --------       -----------         -----
        Avery Communications,
          Inc. Convertible Note          12/10/02     12.0%    $    350,000    $     350,000
        Divaris Consolidated
          Investments, Inc.               6/29/04     18.0%       1,100,000        1,100,000
        Extraction Technologies
          of VA, LLC                      7/22/03     14.5%         650,000          650,000
        JMS Worldwide, Inc.               7/31/03     13.0%       1,000,000        1,000,000
        Triangle Imaging Group, Inc.      2/15/03     14.0%       1,314,000        1,314,000
        Diversified Telecom, Inc.         Demand      13.0%         158,528          158,528
        The Netplex Group, Inc.           2/25/04     14.0%         756,125          756,125
                                                                 ----------      -----------

             Total loans                                          5,328,653        5,328,653
                                                                 ----------      -----------




                                                                    Cost or           Fair
                                                     Number        contributed       market
        Equity Interests:                           of shares         value           value
        ----------------                            ---------      -----------       -------
          PUBLICLY-TRADED COMPANIES:
          Avery Communications, Inc. Common
             Stock                                    245,000   $     249,900  $     268,030
          Netplex Group, Inc. Preferred Stock       1,500,000       1,500,000      1,500,000
          Netplex Group, Inc. Common Stock            165,000         237,000        363,270
          Triangle Imaging Group, Inc. Common
             Stock                                    500,000         225,000        227,995

          EQUITY INVESTMENTS IN PRIVATE COMPANIES:
          Real Time Data Management Services, Inc.
             Preferred Stock                              400         334,285        538,108
          Mid-Atlantic Small Business Finance, Inc.
             Preferred Stock                              500         140,000        140,000
          Coddle Roasted Meats, Inc. Common
             Stock                                      1,117             118            118
          Delta Education Systems, Inc. Preferred
             Stock                                        425         404,760        404,760
          Diversified Telecom, Inc. Preferred
             Stock                                      1,500       1,500,000      1,500,000
          Crispies, Inc. Preferred Stock                  400         397,620        397,620
          Triangle Biomedical Sciences Preferred
             Stock                                      1,000       1,000,000      1,000,000
          JMS North America, Inc. Preferred
             Stock                                      1,500       1,500,000      1,500,000
          EPM Development Systems Corp.
             Preferred Stock                            1,500       1,489,947      1,489,947
          Fire King International Preferred Stock       2,000       2,000,000      2,000,000
          QuesTech Packaging, Inc. Preferred
             Stock                                        600         600,000        600,000
                                                                   ----------    -----------

                Total equity investments                           11,578,630     11,929,848
                                                                -------------    -----------


                                                                     Cost or          Fair
                                        Number of   Percentage     contributed       market
      Stock Warrants and Options:        shares      ownership        value           value
      ---------------------------       ---------   ----------     -----------       -------
        PUBLICLY-TRADED COMPANIES:
          Avery Communications, Inc.    126,000        0.00%   $           -   $            -
          Netplex Group, Inc.            75,000        0.70                -           47,475

        PRIVATE COMPANIES:
          Real Time Data Management
             Services, Inc.                 125       29.41          115,000          122,000
          Delta Education Systems, Inc.     176       15.00           26,400           26,400
          Diversified Telecom, Inc.       3,611       10.74                -                -
          Crispies, Inc.                    524        6.37            2,800            2,800
          Triangle Biomedical Sciences   23,260        6.57                -
          Extraction Technologies of
             VA, LLC                          -       15.00                -
          JMS North America, Inc.           199        5.00                -
          EPM Development Systems,
             Corp.                           87        8.00           11,600           11,600
          Fire King International             -        3.75                -                -
          QuesTech Packaging, Inc.            -       12.50                -                -
                                                                 -----------     ------------

             Total warrants and options                              155,800          210,275
                                                                 -----------     ------------

             Total investments                                 $  17,063,083   $   17,468,776
                                                                 ===========     ============



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

        The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents . The Company's operating expenses primarily consist of payroll and other expenses incidental to operation. Waterside currently has 8 full time employees and 3 offices from which it operates
        - Norfolk and Richmond, Virginia and Charlotte, North
        Carolina.

o       Results of Operations

        Due to the successful completion of its IPO in January 1998 and the Company's initiation of its growth strategy using the proceeds from its IPO, the three months ended March 31, 1999 do not offer a meaningful comparison with the performance for the three months ended March 31, 1998.

        For the three months ended March 31, 1999, total operating income was $686 thousand compared to the $204 thousand generated during the same period of 1998. The increase in operating income is due to the growth in the Company's investment portfolio. The 1999 operating income consisted of dividends of $246 thousand, fee income of $224 thousand, interest on loans of $183 thousand and interest on cash equivalents of $33 thousand.

        Total operating expenses for the three months ended March 31, 1999 were $384 thousand, consisting primarily of salary and benefits of $176 thousand, interest expense on SBA borrowings of $106 thousand, legal and accounting expenses of $25 thousand and other operating expenses of $77 thousand. These total operating expenses compared to the $181 thousand expended during the three months ended March 31, 1998. Net operating income of $271 thousand for the quarter ended March 31, 1999 compared favorably to the $41 thousand during the same quarter of 1998.

        The realized appreciation on investments net of taxes of $147 thousand for the three months ended March 31, 1999 was due to the redemption of equity investments by four private companies. The change in unrealized appreciation on investments net of taxes of $128 thousand for the three month ended March 31, 1999 and $144 thousand for the three months ended March 31, 1998 was due primarily to the changing stock price of two publicly traded portfolio companies.

        For the nine months ended March 31, 1999, total operating income was $2.0 million compared to the $371 thousand generated during the same period of 1998. The dramatic increase in operating income is due to the growth in the Company's investment portfolio. Total operating expense of $1.1 million for the nine months ended March 31, 1999 compared to the $300 thousand expended during the nine months ended March 31, 1998. Net operating income of $799 thousand for the nine months ended March 31, 1999 compared favorably to the $105 thousand generated during the nine months ended March 31, 1998.

        The realized appreciation on investments net of taxes of $234 thousand for the nine months ended March 31, 1999 was due to the redemption of equity investments by four private companies. The reduction in unrealized appreciation on investments, net of taxes, of $285 thousand for the nine months ended March 31, 1999 and the increase in unrealized appreciation on investments, net of taxes, of $208 thousand for the nine months ended March 31, 1998 was due primarily to the changing stock price of two publicly traded portfolio companies.

o       Financial Condition, Liquidity and Capital Resources

         During the quarter ended March 31, 1999, the Company closed $4.9 million in new investments and funded $3.4 million. To fund these investments and to fund future originations the Company borrowed $6,000,000 from the SBA on October 2, 1998 as its first draw on a leverage commitment previously outstanding. The notes are due on October 2, 2008 and bear interest at a rate of 6.24% plus a 1.35% fee annually on the outstanding balance. The Company has additional approved leverage of $6.3 million, which it anticipates drawing during the fourth quarter. The Company has an additional two tiers of leverage (representing approximately $28 million) that it may borrow from the SBA based on its current regulatory capital position. These additional two tiers of leverage are subject to approval by the SBA. Management believes that these sources of capital will be sufficient to fund the Company's operations and grow its portfolio in fiscal 1999. The Company declared and paid a 5% stock dividend during the quarter ended March 31, 1999.

         During the nine months ended March 31, 1999 cash provided by operating activities was $630 thousand as compared to the $29 thousand provided during the nine months ended March 31, 1998,primarily due to the growth in the Company's investment portfolio. The Company used $9.0 million in investing activities during the nine months ended March 31, 1999 as compared to the $1.9 million used in the comparable period of 1998. This increase is primarily attributable to the growth in the investment portfolio described above, net of the cash generated from the liquidation of the Company's investment in three portfolio companies. The Company generated $6.1 million in cash from financing activities in the nine months ended March 31, 1999 primarily representing the proceeds from the borrowings from the SBA described above.

o        The Year 2000

         State of readiness:

         The Company has identified and addressed the potential impact of the Year 2000 issue on its operations. This process has identified three primary areas in which the Company could be effected. First, the Company has assessed its financial and administrative software programs. As part of this process, the Company has contacted its software vendors, who have indicated that their programs either are or will be Year 2000 compliant. The Company will continue to work with these vendors to ensure that necessary upgrades and testing are completed by mid 1999. Due to the nature of the Company's business, management does not expect a significant impact associated with non-information technology systems. Second, the Company is assessing its key relationships with suppliers and other third parties, including its principal bank, to determine the potential impact of Year 2000 on these parties, and in turn on the Company. The Company will continue to analyze this area in further detail in 1999. Finally, the Company is investigating the impact of Year 2000 issues on its portfolio companies. This investigation is not complete, and as a result, the Company cannot assess the potential exposure associated with the readiness of its portfolio companies for Year 2000. Because of the relatively small size of its portfolio companies, their readiness represents the Company's most significant risk with regards to the Year 2000. Although the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies, the failure of one or more of the portfolio companies to properly prepare for the Year 2000 could have a material adverse impact on the Company's business, results of operations and financial condition. Until the Company completes its assessment, it cannot offer any assurance that the Year 2000 issue will not adversely affect the Company's business. Based upon its assessment, contingency plans will be developed to mitigate the potential risks by September 30, 1999. Based on the assessment performed to date, the Company does not believe that the cost of its Year 2000 remediation activities will exceed $50,000.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.        OTHER INFORMATION

               On March 15, 1999, the Company distributed 71,037 shares of common stock to its shareholders as of February 26, 1999 as a stock dividend.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits required by Item 601 of Regulation S-K:

                       27 Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 12th day of May, 1999.


                                          WATERSIDE CAPITAL CORPORATION

                                           By  /s/  J. Alan Lindauer
                                             ----------------------------------
                                                    J. Alan Lindauer
                                                    PRESIDENT AND PRINCIPAL
                                                     EXECUTIVE OFFICER

                                           By  /s/ Gerald T. McDonald
                                               -------------------------------
                                                   Gerald T. McDonald
                                                   PRINCIPAL FINANCIAL OFFICER