Form 10-K
period 1999-06-30
WATERSIDE CAPITAL CORP
filed 1999-09-28
CIK 924095

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NO.: 333-36709


                          WATERSIDE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                        54-1694665
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              300 EAST MAIN STREET
                                   SUITE 1380
                             NORFOLK, VIRGINIA 23510
               (Address of principal executive office) (Zip code)

      Registrant's telephone number, including area code: - (757) 626-1111

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $ 1.00 PAR VALUE PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]    No  [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of August 24, 1999: Common Stock - $7,645,000.

         The number of shares outstanding of the registrant's common stock as of August 24, 1999: 1,491,937.


================================================================================

                          WATERSIDE CAPITAL CORPORATION
                                 1999 FORM 10-K
                                TABLE OF CONTENTS

PART I............................................................................................................1
   Item 1.   Business.............................................................................................1
   Item 2.   Properties..........................................................................................16
   Item 3.   Legal Proceedings...................................................................................17
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................17
PART II..........................................................................................................17
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................17
   Item 6.   Selected Financial Data.............................................................................17
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............17
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...........................................17
   Item 8.   Financial Statements and Supplementary Data.........................................................18
   Item 9.   Changes in and Disagreements with Accountants.......................................................18
PART III.........................................................................................................18
   Item 10.  Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting
             Compliance..........................................................................................18
   Item 11.  Executive Compensation..............................................................................19
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................19
   Item 13.  Certain Relationships and Related Transactions......................................................19
PART IV..........................................................................................................19
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................19

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the "1999 Proxy Statement") to be used in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

         This Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below in "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the end of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for more information.

ITEM 1.  BUSINESS

THE COMPANY

         Waterside Capital Corporation (the "Company") is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a small business investment company (an "SBIC") under the Small Business Investment Act of 1958, as amended (the "SBA Act"). The Company invests in equity and debt securities of small businesses to finance their growth, expansion and modernization. Its equity investments have generally been in the form of preferred stock bearing current-pay dividends. The weighted average dividend on its preferred stock investments is currently 12.48%. The Company also provides long-term loans at similar rates. The weighted average annual interest rates on its loans is currently 13.31%. To date, the Company has made most of its investments in preferred stock because, as an SBIC, its dividend income is non-taxable. Its equity and debt financings are generally coupled with warrants to acquire common stock representing a minority interest in its portfolio companies. The Company seeks to achieve current income from origination fees, preferred stock dividends and interest on loans, as well as long-term growth in the value of its net assets through the appreciation of its common stock positions in portfolio companies.

         The Company began business operations in July 1996 after receiving its SBA license and closing its initial private placement of Common Stock. The Company made its first portfolio investment in October 1996 and, as of the date of this Report, has approximately $23.9 million in investments in 20 portfolio companies.

         The Company targets potential portfolio companies that meet certain investment criteria including potential for significant growth, product, market size, experienced management teams and financial history with significant ownership. The Company believes that the market for financing small businesses, either through equity or debt, is underserved by traditional sources of capital and that many of its potential competitors are burdened with overhead, administrative and regulatory structures that hinder them from competing more effectively in this market.

         The Company expects to make future investments ranging from $500,000 to $2,500,000 in equity and debt securities of small businesses, although under special circumstances, its investments may be less than or exceed this range. The Company believes that investments of this size will be appropriate given the size of its Private Capital (defined as eligible capital paid for capital stock and additional paid-in capital) base and that non-traditional lenders and investors often focus on larger investments and reject attractive companies with funding needs in this range.

         To expand its investment opportunities, the Company is also investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds.

         The Company raised its Private Capital through private investments by individuals, businesses, financial institutions and governmental entities located primarily in eastern Virginia and through its January 1998 public offering. Its Private Capital includes approximately $1.5 million invested by certain "accredited" investors in the form of recourse promissory notes representing the balance of the unpaid purchase price of Common Stock, payable on or before December 31, 1999.

         To fund its equity investments and debt financings, the Company has used the cash portion of its Private Capital as well as borrowed funds from the SBA ("SBA Debentures") which are available to the Company for up to 10 years. At June 30, 1999, the Company had drawn down debentures totaling $12,300,000 payable to the SBA. The $6,000,000 drawn during the second quarter of 1999 bears interest at a fixed interest rate of 7.240% including an annual servicing fee of 1.0%, and matures March 1, 2009. Interest on the $6,300,000 drawn down in the fourth quarter of 1999 is payable at an interim interest rate of 6.535%, including an annual servicing fee of 1.0%, which is expected to be fixed in September 1999, and matures on September 1, 2009. The debentures require semi-annual payments of interest only, with all principal due upon maturity. The SBA Debentures are subject to a prepayment penalty. In addition to the periodic interest rate described above, the Company pays a 1.0% one-time fee on all SBA Debentures at the time of approval by the SBA and a 2.5% one-time fee on amounts actually drawn by the Company.

         In June 1999, the Company was granted approval for additional SBA Debentures totaling up to $16,100,000. In conjunction with this approval, the Company paid a $161,000 fee. The debentures will accrue interest at an interim rate to be set at the time of each draw against the facility. The interest rate on any outstanding amounts is fixed in the March or September following each draw. At June 30, 1999, none of these debentures had been drawn upon. In addition to the $28.4 million that the Company has drawn, or has obtained approval to draw, the Company has an additional tier of leverage representing approximately $15.0 million that it may draw from the SBA based on its current regulatory capital position.

         Incorporated in Virginia on July 13, 1993, the Company is registered under the Investment Company Act of 1940 (the "Investment Act"). Its main office is located at 300 East Main Street, Suite 1380, Norfolk, Virginia 23510, and its telephone number is (757) 626-1111). The Company also maintains an office at 707
E. Main Street, Suite 700, Richmond, Virginia 23219.

STRATEGY

         The Company seeks to provide growth capital financing to small businesses. Primarily through their experience in business and with financial institutions, management and members of the Executive Committee have developed a level of expertise in identifying and developing new investment opportunities in this market. The Company targets portfolio companies that meet certain criteria, including potential for significant growth, experienced management teams and financial history with a significant ownership interest. The Company believes the market for small commercial loans is underserved by traditional lending sources. Traditionally, small businesses have relied on commercial banks and the savings and loan industry to provide debt financing to fund growth. In the latter half of the 1980's and the early 1990's, funds from these traditional lending sources diminished as commercial banks consolidated market share and sought to limit both credit exposure and administrative expense associated with monitoring numerous small company loans. Concurrently, the savings and loan industry experienced significant structural and regulatory changes that greatly reduced the funds previously available as debt financing for small, privately owned businesses. The Company also believes that many of its competitors are also burdened with overhead, regulatory and administrative structures that hinder them from competing more effectively in this market. As a result of these fundamental changes, a significant opportunity has developed for nontraditional lenders to provide not only debt financing to, but also equity infusions in, small companies, creating the potential for attractive risk-adjusted returns.

         To expand its investment opportunities, the Company is also investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds.

INVESTMENT OBJECTIVES

         The investing formats of SBIC's can range from making long-term secured and unsecured loans to providing equity capital. The Company has utilized, and anticipates continuing to utilize, both types of investments to achieve a balanced portfolio of both equity and debt investments structured to meet the individual needs of, and the investment opportunities associated with, its portfolio companies.

         The Company seeks to achieve current income through origination fees, preferred stock dividends and loan interest and long-term growth in the value of its assets through appreciation of its common stock interests in portfolio companies. The Company prefers to invest in preferred stock of portfolio companies, as opposed to debt instruments, because, as an SBIC, it receives a 100% deduction for dividends received from taxable domestic corporations. The Company attempts to structure its asset portfolio for relative safety and soundness, while, at the same time, provide for equity features that will permit it to achieve returns commensurate with its risks.

         Management believes that an attractive return can be obtained on investments in small businesses, provided that their principals contribute the requisite skill and dedication and the investment is appropriately structured.

SELECTION OF INVESTMENT OPPORTUNITIES

         The Company has invested, and expects to continue investing, in a wide range of businesses -- from technology companies to manufacturing and service firms. Since making its first investment in late 1996, the Company has identified certain key elements for investing in emerging growth small businesses. The Company initiates its investment decisions by analyzing traditional criteria for making any equity investment or granting any credit: character, collateral, growth potential, capacity to repay, financial and credit history and other factors. After an initial screening based on these factors, management recommends to the Executive Committee investments in those small businesses it believes will succeed and contribute to the profitability of the Company. In general, although obviously involving substantially more risk, providing growth capital to small businesses can generate a higher return on investment because these companies often have higher growth rates of revenues and profits than larger, more established firms. The Company generally avoids loans to or investments in start-up and early stage companies that may have difficulty making current dividends or interest payments although under certain limited circumstances, it has invested in early stage companies.

         Traditional lenders require certain standards before affirmatively considering a loan. Among others, these standards include debt service coverage ratios, profit history, adequate working capital and collateral security. The Company includes these factors in its decision-making process, but also attributes significant weight to product, market size, growth potential, capability of management and exit strategies for the equity portion of its investment. To identify an exit strategy, management carefully studies the portfolio company's growth potential, as well as historical financial performance.

REALIZATIONS OF GAIN ON EQUITY INVESTMENTS AND REPAYMENT OF LOANS

         The Company makes its equity investments with the intention of liquidating for cash within five to seven years, although situations may arise in which it may hold equity securities for a longer period. Its loans are made for a minimum of five years as required by SBA regulations. The Company expects that a successful investment will result in the redemption of preferred stock with dividends or the repayment of a loan with interest, and a gain on the sale of the portfolio company's common stock, generally through the exercise of warrants acquired in connection with the investment.

         Preferred stock purchased by the Company generally bears a "put option," exercisable after five years, requiring the portfolio company to repurchase the shares at par, together with any unpaid dividends. The warrants it acquires often carry a similar put option, also exercisable generally after five years, requiring a repurchase of the underlying common stock at fair market value. The warrants also contain anti-dilution provisions and are detachable and transferable.

         Before making any investment, the Company analyzes the potential for the portfolio company to experience a liquidity event that will allow the Company to recover the purchase price of its preferred stock investments or to have its loan repaid and to realize appreciation in its common stock positions. Liquidity events include, not only the exercise of put options or loan maturity, but an initial public offering or the sale, merger or recapitalization of the portfolio company.

ASSET/RISK MANAGEMENT

         Investment in a small business, whether by debt or equity, necessarily involves the risk that the debt will not be repaid or that the equity component will remain illiquid even if the portfolio company performs and underlying value is present. The Company expects that losses will occur in its investments. Management attempts to minimize any such losses through several strategies.

         LIMITATION ON INVESTMENTS IN ONE BORROWER. Except with prior SBA approval, SBA regulations allow only up to 20% of an SBIC's Regulatory Capital (defined as Private Capital less certain non-cash assets) to be committed to one portfolio company. Currently, this would allow the Company to only invest $2.85 million in one portfolio company. The Company has adopted a policy allowing an investment to approach this outside limit only in rare circumstances. The Company's largest investment in any one portfolio company is currently $2.5 million.

         APPROPRIATE UNDERWRITING STANDARDS. Management analyzes each proposed transaction. If analysis does not reveal an investment meeting the Company's underwriting standards, management promptly notifies the applicant business of the denial of its funding request. Management examines numerous applications for every one recommended to the Executive Committee.

         EXECUTIVE COMMITTEE APPROVAL. If the investment appears to management to meet Company underwriting standards, it must be presented to the Executive Committee for additional evaluation and approval. The Executive Committee rejected a number of investments in 1999.

         BOARD REPRESENTATION. The Company generally requires portfolio companies to have a majority of the members of its boards of directors who are not shareholders or employees. The Company also requires that it have the right to designate one or more members.

         MONITORING. Management closely and frequently monitors the performance of each portfolio company through its board representation and otherwise. The Company requires the submission of financial statements on a periodic basis, but it understands that such submission alone does not provide the timely information necessary to evaluate current performance. The Company believes that, by the time financial statements are submitted and analyzed, many problems may be out of control and beyond solution. Accordingly, it attempts to stay in contact with its portfolio companies on a regular basis.

         DEFAULT COVENANTS. Typically, the Company's investment documents contain covenants allowing the Company to acquire control of the board of directors of the portfolio company and replace its management, if necessary, in the event certain financial standards are not met or maintained.

PORTFOLIO COMPANIES

         As of the date of this Report, the Company has approximately $23.9 million invested in 20 portfolio companies.

SBA LEVERAGE

         The SBA raises capital to enable it to provide funds to SBICs by guaranteeing certificates or bonds that are pooled and sold to purchasers of government-guaranteed securities. The amount of funds that SBA may lend is determined by annual Congressional appropriations of amounts necessary to cover anticipated losses in the program (the "Subsidy Rate"). If the Subsidy Rate is reduced, the same level of Congressional appropriations will support higher levels of SBA Leverage available to SBICs. Congress authorizes appropriations to the extent it determines to fund SBIC borrowings from the SBA.

         To be eligible to use funds provided by the SBA, an SBIC must obtain a license and satisfy other requirements. The need for SBA Leverage must be established. To establish need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA Leverage. Other requirements include compliance with SBA regulations, adequacy of capital and meeting liquidity standards. An SBIC's license entitles an SBIC to apply for SBA Leverage, but does not assure it will be available. Availability depends on the SBIC's continued regulatory compliance and sufficient SBA Leverage being available when the SBIC applies to draw down SBA Leverage.

         SBIC's may obtain up to $90 million in SBA Leverage in the following ratios:

         LEVERAGEABLE CAPITAL                       MATCHING RATIO                          SBA LEVERAGE
         First $15 million                                3:1                                $45 million
         Second $15 million                               2:1                                $30 million
         Third $15 million                                1:1                                $15 million

         SBA Debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA Debentures may be prepaid with a penalty during the first 5 years, and then are prepayable without penalty.

TEMPORARY INVESTMENTS

         Pending investment in portfolio company securities, the Company will invest its otherwise uninvested cash in (i) federal governmental or agency issued or guaranteed securities that mature in 15 months or less, (ii) repurchase agreements with banks, deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") (an "insured bank"), with maturities of seven days or less, the underlying instruments of which are securities issued or guaranteed by the federal government, (iii) certificates of deposit in an insured bank with maturities of one year or less, up to the amount of the deposit insurance, (iv) deposit accounts in an insured bank subject to withdrawal restrictions of one year or less, up to the amount of deposit insurance or (v) certificates of deposit or deposit accounts in an insured bank in amounts in excess of the insured amount if the insured bank is deemed "well-capitalized" by the FDIC.

INVESTMENT ADVISER

         The Company has no investment adviser.

COMPETITION

         The Company competes with so-called "angel" investors, venture capital investment firms, other SBICs and non-traditional investors that, like the Company, take equity positions in small businesses. Some of its competitors invest in earlier stage companies that typically cannot pay dividends and interest on a current basis. These types of investments do not generally fit within the Company's investment guidelines, but can offer attractive investment returns to the Company's competitors who provide this type of financing. The Company also competes, to a limited extent, with commercial banks and commercial finance companies. Most of its competitors have substantially greater assets, capital and personnel resources. The Company believes that because of its size and structure it can tailor equity investment or loan terms to a portfolio company's needs and circumstances better than many of its larger competitors.

The Company also believes that it competes effectively on the basis of its reputation, responsiveness and the quality of its service in its timely analysis and decision-making processes.

EMPLOYEES

         The Company has 8 full-time employees. The Company has maintained, and intends to continue to maintain, low personnel overhead by extensively utilizing, in particular, the members of the Executive Committee and the members of its Board of Directors, for business referrals, marketing, investment analysis and due diligence reviews.

INVESTMENT POLICIES

         The following policies of the Company with respect to the activities described below are matters of fundamental policy in accordance with Sections 8(b) and 13(a) of the Investment Act. These policies may not be changed without the approval of the lesser of (i) 67% of the Company's shares present or represented at a shareholders' meeting at which the holders of more than 50% of such shares are present or represented or (ii) more than 50% of the outstanding shares of the Company.

         (a) The Company is permitted to issue the maximum amount of SBA Debentures permitted by the SBA Act and SBA regulations.

         (b) The Company is permitted to borrow money only for the purpose of investing in, and making loans to, Small Business Concerns, as defined below. It is, however, permitted to finance the acquisition of capital assets used in its ordinary business operations.

         (c) The Company is not permitted to engage in the business of underwriting the securities of other issuers. It anticipates that substantially all of its investments in Small Business Concerns will be in securities that may not be sold to the public without registration, or an exemption from registration, under the Securities Act. The vast majority of the Company's current equity investments in Small Business Concerns are so restricted.

         (d) The Company is prohibited from concentrating more than 25% of the value of its assets, determined at the time an investment is made, exclusive of U.S. government securities, in securities issued by companies engaged primarily in the same industry.

         (e) The Company is prohibited from engaging in the business of purchasing or selling real estate. The Company may bring mortgage foreclosure actions and take title to and possession of property with respect to which it is the mortgagee in accordance with applicable mortgage foreclosure laws. Additionally, the Company may purchase office facilities, although, at present, it leases its office facilities.

         (f) The Company is not permitted to engage in the purchase or sale of commodities or commodity contracts.

         (g) The Company is permitted to make loans and loans with equity features to, as well as equity investments in, Small Business Concerns to the extent allowed by the SBA Act and SBA regulations. The Company is also permitted to extend credit to shareholders to finance the purchase of its or their capital stock.

         (h) So long as the Company is licensed as an SBIC, it may only conduct those activities permitted by the SBA Act and SBA regulations and policies.

         The Company's policies with respect to the following matters are not fundamental policies and may be changed, subject to the SBA Act and SBA regulations, by the Company's Executive Committee without shareholder approval.

         (a) The Company may make investments in equity and debt securities of Small Business Concerns as approved by the Executive Committee.

         (b) The Company has no strict policy regarding the percentage of its assets that may be invested in any specific type of security. The Company follows SBA regulations prohibiting investment in any single Small Business Concern and its affiliates exceeding 20% of the Company's Regulatory Capital except with prior SBA approval.

         (c) The Company does not invest in companies for the purpose of exercising control of management and does not intend to do so in the future. Except where necessary to protect an investment, where there has been a breach of the financing agreements, where there has been a substantial change in the Small Business Concerns' operation or when financing a start-up company, SBA regulations prohibit SBICs from controlling a Small Business Concern.

         (d) The Company does not invest in securities of other investment companies and does not intend to do so in the future.

         (e) The Company intends to hold its portfolio debt securities for a minimum of five years, to the extent required by SBA regulations or until maturity. It anticipates retaining its equity investments from five to seven years.

DETERMINATION OF NET ASSET VALUE

         The Board of Directors has delegated to the Executive Committee the sole responsibility for determining the asset value of each of the Company's equity investments and loans and of its portfolio in the aggregate. The Executive Committee determines the value of its portfolio companies quarterly, as soon as practicable after and as of the end of each calendar quarter. Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to
Part 107 of Title 12 of the Code of Federal Regulations (the "Policy"). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities. Discounts range from 0% to 40% for investment size and market liquidity concerns. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940. Pursuant to SBA regulations, investments are deemed to be "fair value" if such values are determined by the Executive Committee in accordance with SBA valuation policy. This requirement is consistent with the procedure for determining fair value contained in the Investment Act. The Company's policy is that equity investments be held for five to seven years and loans for a minimum of five years (as required by SBA regulations) or until maturity.

         The Executive Committee determines the value of its portfolio companies quarterly, as soon as practicable after and as of the end of each calendar quarter. In making its valuation determination, the Executive Committee adheres to the valuation policy of the SBA. In calculating the value of the Company's total assets, securities traded in the over-the-counter market or on a stock exchange are valued at the average bid at close or closing price, as the case may be, for the valuation date and the preceding two days, unless the investment is subject to a restriction that requires a discount from such price, as determined by the Executive Committee. Discounts typically range from 10% to 40%, but may be more or less, depending on resale restrictions under securities laws or contractual agreements. In valuing equity securities for which there exists no public trading market, investment cost is presumed to represent fair value except when the valuation policy provides that the Executive Committee may determine fair value on the basis of financings by unaffiliated investors or when a company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years. Asset value may be increased based on price/earnings ratios, cash flow multiples and other appropriate financial measures of any similar publicly-traded companies, discounted for illiquidity. If the chosen valuation ceases to be meaningful, it may be restored to a cost basis or, in the event of significant deterioration in performance or potential, to a valuation below cost to reflect impairment. With respect to portfolio companies likely to face bankruptcy or discontinue operations for some other reason, liquidating value may be employed. This value is determined by estimating the realizable value (often through professional appraisals or firm offers to purchase) of all assets and then subtracting all liabilities and all associated liquidation costs.

         All other investments are valued at fair value as determined in good faith by the Executive Committee. In making its determination, the Executive Committee values loans and nonconvertible debt securities for which there exists no public trading market at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser value when unrealized depreciation is recognized. The valuation of loans and associated interest receivables on interest-bearing securities reflects the portfolio company's current and projected financial condition and operating results, its payment history and its ability to generate sufficient cash flow to make payments when due.

         When a valuation relies more heavily on assets than earnings, additional criteria are considered, including, the value of the collateral, the priority of the Company's security interest, if any, the net liquidation value of collateral and the personal integrity and overall financial condition of the owners of the business. An appropriate writedown is recognized when collection is doubtful. A write-down for impairment is considered when one or both of the following conditions occur (i) interest or dividend payments are more than 120 days past due or (ii) the portfolio company is in bankruptcy, is insolvent or substantial doubt exists about its ability to continue as a going concern. The carrying value of interest-bearing securities is not adjusted for changes in interest rates. The valuation of convertible debt may be adjusted to reflect the value of the underlying equity security net of the conversion price. Convertible debt securities and warrants are valued to reflect the value of the underlying equity security less the conversion or exercise price.

         Valuation is reduced if a portfolio company's performance has significantly deteriorated. If the factors that led to the reduction in valuation are overcome, the valuation may be restored. Warrants are valued at the excess of the value of the underlying security over the exercise price. The Executive Committee may also consider recent operating results of a portfolio company or offers to purchase its securities when valuing a warrant.


MANAGEMENT

         POWERS OF THE EXECUTIVE COMMITTEE. The Company's Articles of Incorporation provide for the appointment by the Board of Directors of an Executive Committee comprised of not less than five nor more than nine members, all of whom must be a member of the Board of Directors. The Executive Committee was constituted by the Board of Directors in December 1993 and, under Virginia law, may exercise all the authority of the Board of Directors except that it may not (i) approve or recommend to shareholders action that Virginia law requires to be approved by shareholders, (ii) fill vacancies on the Board of Directors or any committee, (iii) amend the Articles of Incorporation, (iv) adopt, amend or repeal the Bylaws, (v) approve a plan of merger, (vi) authorize or approve a distribution, except according to a general formula or method prescribed by the Board of Directors or (vii) authorize or approve the issuance or sale or contract for sale of shares, or determine the designation of relative rights, preferences and limitations of a class or series of shares except within limits specifically prescribed by the Board of Directors.

         MEMBERS OF THE EXECUTIVE COMMITTEE AND EXECUTIVE OFFICERS. The following table sets forth the names, addresses, ages and positions with the Company of all members of the Executive Committee (who also are directors of the Company) and Executive Officers of the Company. Information concerning their principal occupation and background follows.

           Name and Address                            Age                   Position and Offices with the Company
J. W. Whiting Chisman, Jr.                             58                             Member of Executive
226 Creekview Lane                                                                  Committee and Director
Hampton, VA  23669

Ernest F. Hardee                                       59                             Member of Executive
100 E. 15th Street                                                                  Committee and Director
Norfolk, VA  23510

J. Alan Lindauer                                       60                            Chairman of Executive
300 East Main Street                                                          Committee, Director, President And
Suite 1380                                                                          Chief Executive Officer
Norfolk, VA  23510

Robert P. Louthan                                      39                               Vice President
300 East Main Street
Suite 1380
Norfolk, VA 23510

Robert I. Low                                          62                             Member of Executive
P. O. Box 3297                                                                      committee and Director
Norfolk, VA 23514

Gerald T. McDonald                                     52                           Chief Financial Officer
1501 Layden Cove Way                                                                And Assistant Secretary
Virginia Beach, VA  23454

Peter M. Meredith, Jr.                                 47                        Member of Executive Committee
P. O. Box 11265                                                               Chairman of the Board of Directors
Norfolk, VA  23517

Charles H. Merriman, III                               65                 Member of Executive Committee and Director
5507 Cary Street Road
Richmond, VA 23226

R. Scott Morgan                                        54                             Member of Executive
316 Court Street                                                                    Committee and Director
Portsmouth, VA  23704

Richard G. Ornstein                                    57                             Member of Executive
524 Fisherman's Bend                                                                Committee And Director
Virginia Beach, VA 23451

Martin N. Speroni                                      34                            Director of Research
300 East Main Street
Suite 1380
Norfolk, VA 23510

Lex W. Troutman                                        46                               Vice President
300 East Main Street
Suite 1380
Norfolk, VA 23510

         J. W. Whiting Chisman, Jr. has served as a director of the Company since February 1994. Since 1988, he has been President of Dare Investment Company, a land developer and investor in equities.

         Ernest F. Hardee has served as a director of the Company since September 1997. Since 1963, he has been President and Chief Executive Officer of Hardee Realty Corporation, a real estate brokerage firm. He has also served as a director of Branch Bank & Trust Corp. since 1995.

         J. Alan Lindauer has served as a director since July 1993 and as Chairman of the Executive Committee of the Company since December 1993 and since March 1994 as its President and Chief Executive Officer. Since 1986, Mr. Lindauer has been President of JTL, Inc., a business consulting firm. Mr. Lindauer is a Certified Management Consultant.

         Robert P. Louthan has served as Vice President of the Company since January 1998. From February 1990 through November 1994, he was Operation Services Manager of American Filtrona Company, a manufacturer of bonded fiber products. From December 1994 through November 1997, he was a Vice President with affiliates of VEDCORP, a venture capital fund.

         Robert I. Low has served as a director of the Company since July 1993. Mr. Low is a senior partner of Goodman & Company, a firm of Certified Public Accountants. He has been with that firm since 1969.

         Gerald T. McDonald serves as Assistant Secretary, Treasurer and Chief Financial Officer of the Company effective February 1, 1998. During 1997, Mr. McDonald was Virginia Financial Manager of Branch Bank & Trust Corp. From 1987 through July 1996, Mr. McDonald was Chief Financial Officer of Commerce Bank.

         Peter M. Meredith, Jr. has served as a director of the Company and as Chairman of the Board of Directors since May 1994. Since 1978, he has served in various executive capacities with Meredith Construction Company, Inc. Since 1995, he has been the Chairman of the Board of Directors of Heritage Bank.

         Charles H. Merriman, III, has served as a director of the Company since March 1998. He is currently a Managing Director with Scott & Stringfellow, an investment banking firm, where he has served in various capacities since 1972.

         R. Scott Morgan, Sr. has served as a director of the Company since September 1997. Since 1995, Mr. Morgan has been Executive Vice President and Corporate Banking Manager with the Corporate Banking Group of Branch Bank & Trust Corp. Between 1992 and 1995, he was employed in various capacities with Commerce Bank.

         Richard G. Ornstein has served as a director of the Company and a member of the Executive Committee since September 1997. Since 1964, Mr. Ornstein has been privately engaged in real estate management and development.

         Martin N. Speroni has served as Director of Research since November, 1998. Between 1993 and 1997 Mr. Speroni traded fixed income securities for Raymond James & Associates. Before that he was a financial analyst with Continental Grain Company, a New York based international conglomerate. Mr. Speroni holds an MBA from Columbia University and an M.A. from the University of South Florida.

         Lex W. Troutman has served as a Business Development Officer since May 1998. From 1981 to 1992, he served as a Senior Vice President of Crestar Bank. From July 1992 to May 1998, he served as Principal of Meridian Investment Company, Inc., a business consulting firm. Mr. Troutman is a Certified Public Accountant.

         OTHER MEMBERS OF THE BOARD OF DIRECTORS. The Company's existing Board of Directors has 22 members of which 21 will be nominated for re-election at the Company's 1999 Annual Meeting. Directors hold office until expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Officers of the Company serve at the discretion of the Board of Directors, subject to any employment contract rights. The following table sets forth the names, addresses and ages of all directors of the Company who are not members of the Executive Committee. Information concerning their principal occupation and background follows.

           Name and Address                            Age                   Position and Offices With the Company
James E. Andrews                                        61                                  Director
109 East 40th Street
Norfolk, VA  23504

Donna C. Bennett                                        38                                  Director
500 East Plume Street
Norfolk, VA  23510

Jeffrey R. Ellis                                        55                                  Director
513 Kerry Lane
Virginia Beach, VA  23451

Eric L. Fox                                             52                                  Director
1412 Whittier Road
Virginia Beach, VA  23454

Marvin S. Friedberg                                     56                                  Director
8204 Ocean Front
Virginia Beach, VA 23451

Roger L. Frost                                          67                                  Director
1700 Grove Court
Norfolk, VA  23503

Henry U. Harris, III                                    46                                  Director
500 E. Main Street, Suite 1500
Norfolk, VA  23510

Harold J. Marioneaux, Jr.                               43                                  Director
504 Mill Stone Road
Chesapeake, VA  23320

Augustus C. Miller                                      65                                  Director
1000 E. City Hall Avenue
Norfolk, VA  23504

Paul F. Miller                                          67                                  Director
2400 Washington Avenue
Newport News, VA  23607

Juan M. Montero, II                                     57                                  Director
2147 Old Greenbrier Road
Chesapeake, VA  23320

James W. Noel, Jr.                                      43                                  Director
224 Ballard Street
P. O. Box 612
Yorktown, VA  23690

Richard A. Schreiber                                    57                                  Director
36076 Lankford Highway
P. O. Box 395
Belle Haven, VA  23306

Jordan E. Slone                                         37                                  Director
555 E. Main Street
Norfolk, VA 23510

         James E. Andrews has served as a director of the Company since May 1997. Since 1974, Mr. Andrews has been the principal owner of Anzell Automotive, Inc., an automotive repair firm and franchisor of automotive repair shops.

         Donna C. Bennett has served as a director of the Company since September 1996. She is a Vice-President of First Union Bank and has been employed since 1985 with First Union Bank, or its predecessors, in various capacities.

         Jeffrey R. Ellis has served as a director of the Company since August 1997. Between 1973 and 1986, Mr. Ellis was the President and Chief Executive Officer of Ridgewell Caterers, Inc. Since 1986, he has been a private investor.

         Marvin S. Friedberg, has served as a director since May 1999. Since 1989, he has served as a chief executive officer of Virginia Commonwealth Trading Company, a firm engaged in international trading.

          Roger L. Frost has served as a director of the Company since May 1997. Between 1956 and 1997, he was an accountant with Goodman & Company, a firm of Certified Public Accountants, from which he retired as a senior partner in 1997.

         Henry U. Harris, III has served as a director of the Company since September 1997. Since 1980, he has been Portfolio Manager of Virginia Investment Counselors, Inc., a financial consulting firm, of which he is now President. Since 1991, he has been the vice-chairman of the Board of Directors of Heritage Bank & Trust.

         Harold J. Marioneaux, Jr. has served as a director of the Company since November 1994. Since 1990, he has practiced as a dental surgeon and since 1993 has acted as a certified financial planner.

         Augustus C. Miller has served as a director of the Company since August 1994. Since 1977, he has been President and Chief Executive Officer of Miller Oil Co., Inc., a distributor of fuels.

         Paul F. Miller has served as a director of the Company since May 1994. Since 1987, he has served as Director of Planning and Development for the City of Newport News, Virginia.

         Juan M. Montero, II has served as a director of the Company since July 1995. Since 1972, he has engaged in the private practice of general and thoracic surgery.

         James W. Noel, Jr. has served as a director of the Company since August 1994. Since 1993, Mr. Noel has been the Executive Director of the York County Industrial Development Authority. Between 1991 and 1993, he served in various capacities with the City of Portsmouth, Virginia.

         Richard A. Schreiber has served as a director of the Company since May 1995. Since 1994, he has been President and Chief Executive Officer of the Virginia Eastern Shore Corporation, which is engaged in development of business for the Eastern Shore of Virginia. Between 1980 and 1993, he was Vice President and Chief Executive Officer of Colonial Williamsburg Hotel Properties, Inc. Mr. Schreiber has informed the Company that he will resign from the Board effective as of the Company's 1999 Annual Meeting.

         Jordan E. Slone has served as a director of the Company since July 1995. Since 1987, Mr. Slone has been Chairman and Chief Executive Officer of the Harbor Group Companies, a diversified real estate and financial services firm.

         AUDIT COMMITTEE AND COMPENSATION/STOCK OPTION COMMITTEE. The Board of Directors has established a Compensation/Stock Option Committee and an Audit Committee.

         The Members of the Compensation/Stock Option Committee are Messrs. Meredith, Chisman and Hardee. The Compensation/Stock Option Committee reviews compensation arrangements for management and key employees and makes recommendations concerning compensation to the Executive Committee. It also administers the Company's 1998 Employee Stock Option Plan (the "Stock Option Plan"). It also grants options to officers and key employees and sets the exercise price, terms and other provisions of the options granted.

         The Members of the Audit Committee are Ms. Bennett and Messrs. Low and Frost. The Audit Committee recommends selection of the Company's independent accountants and reviews the scope of the annual audit and the results of the audit with management and the independent accountants.

RISK FACTORS

         Prospective investors in the Company's Common Stock should consider carefully the specific factors set forth below as well as the other information included in this Report before deciding to invest in the Shares of Common Stock. All statements and information in this Report, other than statements of historical fact, are forward-looking statements based on a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward-looking statements may be identified by the use of words like "believe," "expect," "intend," "target" and "anticipate" and concern, among other things, the Company's ability to identify profitable investments in small businesses, manage payment defaults, value its portfolio accurately and realize value from its investments in the securities of small businesses. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company's business, financial condition and results of operations. These factors include competitive pressures, local, regional and national economic conditions, governmental regulation and policies and other conditions affecting capital markets. The following factors should be carefully considered, together with other information in this Report.

         INVESTMENTS IN SMALL, PRIVATELY OWNED COMPANIES. The Company's portfolio consists of equity and debt securities issued by small, privately owned businesses that, under SBA regulations, must have a tangible net worth of less than $18 million and average net income after federal income tax for the preceding two years of $6 million or less (computed without benefit of any carryover loss). Furthermore, 20% of the Company's portfolio must consist of investments in smaller enterprises with a net worth of not more than $6 million and average net income after federal income tax for the preceding two years of $2 million or less (computed without benefit of any carryover loss). See "Regulation." The Company's equity investments in these small businesses have primarily been in the form of preferred stock, coupled with warrants to acquire shares of common stock. There is generally no publicly available information about such companies, so the Company must rely on the diligence of its employees and agents to obtain information in connection with the Company's investment decisions. Typically, small businesses depend for their success on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, small businesses frequently have smaller product lines and market shares than their competitors, may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial variations in operating results. Investment in small businesses therefore involves a high degree of business and financial risk, can result in substantial losses and should be considered highly speculative. See "Investment Policies."

         PAYMENT DEFAULTS. Generally, the Company makes current-pay, dividend-bearing preferred stock investments in, and nonamortizing, five-year term loans with fixed or variable rates of interest to, small businesses that have limited financial resources and are able to obtain only limited financing from traditional sources. Its loans may or may not be secured by the assets of the borrower. A portfolio company's ability to pay preferred stock dividends or to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, the death, disability or resignation of senior management, a downturn in its industry or negative economic conditions. A deterioration in a portfolio company's financial condition and prospects usually will be accompanied by a deterioration in the value of its preferred stock or any collateral for a loan. As a holder of preferred stock, the Company is always subordinate to any indebtedness of the portfolio company and, when the Company is not the senior lender, any collateral for a loan will be subordinate to another lender's security interest.

         LIMITED OPERATING HISTORY. The Company obtained its license from the SBA in May 1996 and made its first portfolio investment in October 1996. The vast majority of its investments have been made since the closing of its initial public offering in February 1998. Accordingly, its operating history is extremely limited. Since that time, it has made only 10 loans and 14 equity investments. The Company continues to hold its equity positions, and anticipates holding them for an extended period of time. See "Investment Policies." The Company has a very limited history of realized profits in its investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Determination of Net Asset Value." The Company has not operated in recessionary economic periods when the operating results of small business companies like those in the Company's portfolio often are adversely affected.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced, and expects to continue experiencing, quarterly variations in net operating income as a result of many factors. Accordingly, it is possible that the Company's results of operations, including quarter to quarter results, will be below the expectations of public market analysts and investors. In addition, the Company plans its operating expenditures based on operating income forecasts, and an operating income shortfall below its forecasts in any quarter would likely adversely affect the Company's business, financial condition and results of operations for the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         VALUATION OF PORTFOLIO. Typically, no public market exists for the equity or debt securities of small, privately owned companies. As a result, in the absence of readily ascertainable market values, the valuation of securities in the Company's portfolio is made by the good faith determination of the Company's Executive Committee in accordance with the SBA's model valuation policy, which the Company has adopted. The estimated values may differ significantly from the values that would have been established had a ready market for the securities existed, and the differences could be material. Unlike commercial lending institutions, the Company does not establish reserves for investment losses, but revalues its portfolio on a quarterly basis to reflect the Company's estimate of the current fair value of the investment portfolio. There can be no assurance that this estimate is accurate and that the Company will not ultimately suffer losses on its investments. See "Determination of Net Asset Value."

         ILLIQUIDITY OF PORTFOLIO INVESTMENTS. Most of the Company's investments are, and will continue to be, securities acquired directly from small, privately owned companies. The Company's portfolio securities are, and will continue to be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio securities may adversely affect its ability to dispose of such securities in a timely manner and at a fair price when necessary or advantageous.

         LIMITED PUBLIC MARKET; VOLATILITY OF STOCK PRICE. The Company's Common Stock is listed on The Nasdaq SmallCap Market under the symbol "WSCC." Continued inclusion requires that the Company satisfy a minimum tangible net worth or net income standard and that the Common Stock satisfy minimum standards of public float, bid price and market makers.

         The Common Stock has been, and is expected to continue to be thinly traded with a significant differential between the bid and ask price and a highly volatile trading price that will be subject to wide fluctuations in response to factors, many of which are beyond the Company's control. These may include fluctuations in the operating results of its portfolio companies, sales of the Common Stock in the marketplace, shortfalls in revenues, earnings or other operating results of the Company, general financial conditions and other factors. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations that are material, adverse and unrelated to the Company's performance.

         In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors and period-to-period fluctuations in financial results of the Company may have a significant impact on the market price of the Common Stock. Fluctuations or decreases in its trading price may adversely affect the liquidity of the trading market for the Common Stock.

         RELIANCE ON MANAGEMENT. Management is a key factor in the successful development and operation of an SBIC. The Company depends for the selection, structuring, closing and monitoring of its loans and investments on the diligence and skill of management and members of the Executive Committee, particularly J. Alan Lindauer, the loss of whose services could have a material adverse effect on the operations of the Company. Mr. Lindauer serves as President and Chief Executive Officer, and as a Director and Chairman of the Executive Committee of the Company. Although Mr. Lindauer is a Certified Management Consultant and has experience in business evaluation and small business investing, until his election as President of the Company in March 1994, he had never served as an executive officer of an SBIC prior to joining the Company. See "Management." The Company does not maintain key man life insurance on Mr. Lindauer.

         EXPANSION. The Company intends to expand substantially its small business investment activities, both in size, and geographic scope. In addition, it is investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds. No assurance can be given that the Company will restructure its operations in this manner, or that if it does, that the restructuring will benefit shareholders. If the Company accomplishes these objectives, no assurance can be given that it will be able to develop sufficient administrative personnel, management and operating systems to manage its expansion effectively.

         COMPETITION. A large number of institutions and individuals compete to make the types of investments made by the Company. There can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that it will be able to invest fully its available capital. The Company competes with other SBICs, other non-bank financial companies and, to a limited extent, commercial banks and venture capital investors and venture capital investment firms. Most of its competitors have greater resources and significantly more operating history.

         LEVERAGE. An important aspect of the Company's long term strategy in achieving investment returns is the use of SBA Debentures. Obtaining a license as an SBIC does not insure that the Company will be able to obtain funds from the SBA ("SBA Leverage") in the amounts and at times required to optimize investment returns. The amount of available SBA Leverage is determined by annual Congressional appropriations. While the Company's management believes that adequate SBA Leverage will be available, there can be no assurance that there will be sufficient SBA Leverage available to satisfy the demands of the Company and other SBICs.

         The Company has currently issued $12.3 million of SBA Debentures. This issuance involves associated fixed costs. SBA Debentures require that interest be paid on a current basis and the income from the Company's investments may not be sufficient to make the required payments. Leverage increases the risk of loss because increased operating revenues are needed to make required payments of principal and interest on loans. As such, losses on a small percentage of the Company's investments and loans can result in a much larger percentage reduction in shareholders' equity. See "Business -- SBA Leverage."

         REGULATION AS AN SBIC. As an SBIC, the Company is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. SBA regulations provide a variety of remedies if an SBIC fails to comply with these regulations. These remedies are graduated in severity depending on the severity of the SBIC's financial condition or misconduct. In certain circumstances, the SBA may prohibit an SBIC from making new investments or distributions to shareholders, require the removal of one or more officers or directors or obtain the appointment of a receiver for the SBIC. It is likely that new regulations governing SBICs will be adopted in the future and the Company cannot offer any assurance that any such new regulations will not have a material adverse effect on the Company's business and results of operations. Although the Company is not aware of any pending legislation to eliminate the SBA or restrict or terminate the specific program of the SBA in which the Company participates, any significant restrictions on funds available to the Company from the SBA may adversely affect the Company's plans for future operations and growth.

         SHARES ELIGIBLE FOR FUTURE SALE. 597,345 shares of Common Stock currently outstanding were offered and sold by the Company in private transactions in reliance on exemptions from registration under the Securities Act of 1933 (the "Securities Act"). Accordingly, all of such shares are "restricted securities," as defined by Rule 144 ("Rule 144") under the Securities Act and cannot be resold without registration, except in reliance on Rule 144 or another applicable exemption from registration. Certain shares of Common Stock are eligible for resale under Rule 144, depending on their date of issue (assuming the other requirements of Rule 144 are met).

         No prediction can be made as to the effect, if any, that future sales of restricted shares of Common Stock, or the availability of such Common Stock for sale, will have on the market price of the Shares prevailing from time to time. Sales of substantial amounts of formerly restricted Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of the Common Stock.

         In addition, in the future the Company may issue additional shares of Common Stock. No prediction can be made as to the effect, if any, that future issuances of Common Stock may have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of such Common Stock, or the perception that such sales may occur, could adversely affect the then prevailing market price of the Common Stock.

         ABSENCE OF DIVIDENDS. The Company has not declared or paid any cash dividends in the past and does not expect to pay cash dividends in the foreseeable future. The Company currently intends to retain its future earnings, if any, to finance the development and expansion of its business. Any future dividend policy will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings and its financial condition and requirements.

         POSSIBLE ISSUANCE OF PREFERRED SHARES; ANTI-TAKEOVER PROVISIONS. The Company's Articles of Incorporation authorize the Board of Directors to issue, without shareholder approval, 25,000 shares of preferred stock with voting, conversion and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. The Company presently has no plans or commitments to issue any shares of preferred stock. The issuance of preferred stock or of rights to purchase preferred stock, as well as certain provisions of the Company's Articles of Incorporation and Virginia law, could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, make it less likely that shareholders receive a premium for their shares as a result of any such attempt and adversely affect the market price, and voting and other rights of the holders of Common Stock.

ITEM 2.  PROPERTIES

         The Company believes that its Norfolk and Richmond offices are adequate for its current and near-term future requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to several legal actions which are ordinary, routine litigation incidental to its business. The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended June 30, 1999.

                                     PART II

         The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the Waterside Capital Corporation 1999 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 2, 1998, Waterside Capital Corporation Common Stock has traded on the Nasdaq Market under the symbol "WSCC." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the Waterside Capital Corporation 1999 Annual Report, which is incorporated herein by reference.

         As of August 1, 1999, there were approximately 650 holders of the Common Stock, including approximately 120 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Small Business Administration, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

         The Company has not issued any of its authorized preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

         Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the Waterside Capital Corporation 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Waterside Capital Corporation 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be interest rate risk and valuation risk. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's 20 investments are in thinly traded, small public companies, whose stock prices have been volatile. The other 17 investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $23.9 million at June 30, 1999 would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations in 1999 by less than 15%.

         The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders' equity resulting from operations by less than 4% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Waterside Capital Corporation, including notes thereto, are presented in the Waterside Capital Corporation 1999 Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.
                                    PART III


         The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 1999 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in Waterside's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Report:

                  (1)      Financial Statements

                           The Consolidated Financial Statements of Waterside Capital Corporation and the Auditor's Report thereon, are incorporated herein by reference. Applicable pages in the Waterside Capital Corporation 1999 Annual Report are as follows:

                                                                     PAGE
Financial Statements:
Independent Auditors Report of KPMG LLP                                8
Balance Sheets at June 30, 1998 and 1999                               9
Statements of Operations for the Years ended
         June 30, 1997, 1998 and 1999                                 10
Statements of Changes in Stockholders' Equity for
         the Years ended June 30, 1997, 1998 and 1999                 11
Statements of Cash Flows for the Years ended
         June 30, 1997, 1998 and 1999                                 12
Notes to  Financial Statements                                        13

                  (2)      Financial Statement Schedule

                           This information required by Schedule I - Investments in Securities of Unaffiliated Issurers is included in the schedule of Portfolio Investments which is an integral part of the financial statements.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3)      Exhibits

                           The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K (filed during the fourth quarter of 1999):

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATERSIDE CAPITAL CORPORATION


                                       By: /s/ J. Alan Lindauer, Jr.
                                          -----------------------------------
                                           J. Alan Lindauer, Jr.
                                           President and Chief Executive Officer

Dated    September 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                     Title                           Date:
/s/ J. Alan Lindauer, Jr.                         Director, President                         September 24, 1999
------------------------------------              And Chief Executive Officer
J. Alan Lindauer, Jr.


/s/ James E. Andrews                              Director                                    September 24, 1999
------------------------------------
James E. Andrews


/s/ Donna C. Bennett                              Director                                    September 24, 1999
------------------------------------
Donna C. Bennett


/s/ J. W. Whiting Chisman, Jr.                    Director                                    September 24, 1999
------------------------------------
J. W. Whiting Chisman, Jr.


/s/ Jeffrey R. Ellis                              Director                                    September 24, 1999
------------------------------------
Jeffrey R. Ellis


/s/ Eric L. Fox                                   Director                                    September 24, 1999
------------------------------------
Eric L. Fox


/s/ Roger L. Frost                                Director                                    September 24, 1999
------------------------------------
Roger L. Frost

/s/ Marvin S. Friedberg                           Director                                    September 24, 1999
-----------------------------------
Marvin Friedberg


/s/ Ernest F. Hardee                              Director                                    September 24, 1999
-----------------------------------
Ernest F. Hardee


/s/ Henry U. Harris, III                          Director                                    September 24, 1999
-----------------------------------
Henry U. Harris, III


/s/ Robert L. Low                                 Director                                    September 24, 1999
-----------------------------------
Robert L. Low


/s/ Harold J. Marioneaux, Jr.                     Director                                    September 24, 1999
-----------------------------------
Harold J. Marioneaux, Jr.


/s/ Peter J. Meredith, Jr.                        Chairman of the Board and Director          September 24, 1999
-----------------------------------
Peter J. Meredith


/s/ Charles H. Merriman, III                      Director                                    September 24, 1999
-----------------------------------
Charles H. Merriman, III



/s/ Augustus C. Miller                            Director                                    September 24, 1999
-----------------------------------
Augustus C. Miller


/s/ Paul F. Miller                                Director                                    September 24, 1999
-----------------------------------
Paul F. Miller


/s/ Juan M. Montero, II                           Director                                    September 24, 1999
-----------------------------------
Juan M. Montero, II


/s/ R. Scott Morgan, Sr.                          Director                                    September 24, 1999
-----------------------------------
R. Scott Morgan, Sr.


/s/ James W. Noel, Jr.                            Director                                    September 24, 1999
-----------------------------------
James W. Noel, Jr.


/s/ Richard G. Ornstein                           Director                                    September 24, 1999
-----------------------------------
Richard G. Ornstein

/s/ Jordan E. Slone                               Director                                    September 24, 1999
------------------------------------
Jordan E. Slone


/s/ Gerald T. McDonald                            Chief Financial Officer                     September 24, 1999
------------------------------------              (Principal Accounting and Financial
Gerald T. McDonald                                Officer)



                                  EXHIBIT INDEX

    EXHIBIT                                                                                               SEQUENTIAL
      NO.                                             DESCRIPTION                                          PAGE NO.
      * 1        Amended and Restated Articles of Incorporation of the Registrant
      * 2        Amended and Restated Bylaws of the Registrant
      * 8        The Registrant's License From the Small Business Administration
      * 9.1      Employment Agreement, dated as of December 1, 1997, between the Registrant and J. Alan Lindauer, Jr.
      * 9.4      1998 Employee Stock Option Plan
      **13       Annual Report to Shareholders                                                                 23
      **27       Financial Data Schedule                                                                       31
      **99.1     The Financial Statements and notes thereto which appear on pages 8 through 22 of Waterside Capital Corporation 1999
                 Annual Report to Shareholders (filed as Exhibit 13 to this Form
                 10-K) are incorporated herein by reference.


* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**       Filed herewith.