Form 10-Q
period 1999-09-30
WATERSIDE CAPITAL CORP
filed 1999-11-15
CIK 924095

--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                         COMMISSION FILE NO.: 333-36709
                         ------------------------------


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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.Yes [X] No [ ]


     As of September 30, 1999, the registrant had issued and outstanding 1,491,937 shares of Common Stock, $1.00 par value.

--------------------------------------------------------------------------------

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.           FINANCIAL INFORMATION:

     ITEM 1.      Balance Sheets as of
                  June 30, 1999 and September 30, 1999 (unaudited)                          2

                  Statements of Operations for the Three Months
                  Ended September 30, 1998 and 1999 (unaudited)

                  Statement of Changes in Shareholders' Equity for the Three Months Ended September 30, 1998 and 1999 (unaudited)

                  Statements of Cash Flows for the
                  Three Months Ended September 30, 1998 and 1999 (unaudited)                5

                  Notes to Financial Statements (unaudited)                                 6

     ITEM 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1999 and September 30, 1999

----------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,          September 30,
                                                                                             1999                1999
                                                                                        ---------------     ----------------
                                                                                                              (unaudited)
Assets:
     Investments in portfolio companies, at fair value:
         Equity securities                                                              $   17,070,782      $    18,340,180
         Loans                                                                               6,894,468            5,416,649
         Options and warrants                                                                  377,000              800,121
                                                                                        ---------------     ----------------

                 Total investments, cost of $23,860,295 and $24,442,317
                     at June 30, 1999 and September 30, 1999, respectively                  24,342,250           24,556,950
                                                                                        ---------------     ----------------

     Current assets:
         Cash and cash equivalents                                                           1,269,409              667,329
         Dividends receivable                                                                  311,737              434,909
         Interest receivable                                                                   228,438               63,716
         Note receivable                                                                       150,000              150,000
         Refundable income taxes                                                                43,322               43,322
         Prepaid expenses and other current assets                                              77,916              144,361
                                                                                        ---------------     ----------------

                 Total current assets                                                        2,080,822            1,503,637

     Property and equipment, net                                                               118,961              112,959

     Deferred financing costs, net                                                             567,837              557,075

     Deferred income taxes                                                                           -               15,000
                                                                                        ---------------     ----------------

                 Total assets                                                           $   27,109,870      $    26,745,621
                                                                                        ===============     ================

Liabilities and Stockholders' Equity:
     Current liabilities:
         Accounts payable                                                               $       57,142      $        41,263
         Accrued expenses                                                                      372,828              139,311
         Deferred revenue                                                                      113,631               66,000
                                                                                        ---------------     ----------------

                 Total current liabilities                                                     543,601              246,574

     Deferred income taxes                                                                     195,000                    -
     Debentures payable                                                                     12,300,000           12,300,000
                                                                                        ---------------     ----------------

                 Total liabilities                                                          13,038,601           12,546,574
                                                                                        ---------------     ----------------

     Stockholders' equity:
         Common stock, $1 par value,  10,000,000  shares  authorized,  1,491,937
             issued and outstanding at June 30, 1999 and September 30, 1999                  1,491,937            1,491,937
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                        -                    -
         Additional paid-in capital                                                         12,769,895           12,769,895
         Net unrealized appreciation on investments, net of income taxes                       298,434               70,112
         Undistributed accumulated earnings                                                    966,003            1,322,103
         Stockholders' notes receivable                                                     (1,455,000)          (1,455,000)
                                                                                        ---------------     ----------------
                 Total stockholders' equity                                                 14,071,269           14,199,047

     Commitments and contingencies
                                                                                        ---------------     ----------------

                 Total liabilities and stockholders' equity                             $   27,109,870      $    26,745,621
                                                                                        ===============     ================

                 Net asset value per common share                                       $         9.43      $          9.52
                                                                                        ===============     ================

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months ended September 30, 1998 and 1999

----------------------------------------------------------------------------------------------------------------------------

                                                                                               1998               1999
                                                                                          ----------------   ---------------
Operating income:
     Dividends                                                                          $         225,768    $      505,652
     Interest on loans                                                                            104,043           191,681
     Interest on cash equivalents                                                                  26,823            22,847
     Fee and other income                                                                         321,634           110,000
                                                                                          ----------------   ---------------

             Total operating income                                                               678,268           830,180
                                                                                          ----------------   ---------------

Operating expenses:
     Salary and benefits                                                                          226,177           217,407
     Legal and accounting                                                                          14,595            24,000
     Interest expense                                                                                   -           225,223
     Other operating expenses                                                                      81,515            78,450
                                                                                          ----------------   ---------------

             Total operating expenses                                                             322,287           545,080
                                                                                          ----------------   ---------------

             Net operating income before income taxes                                             355,981           285,100

Income tax expense (benefit)                                                                       49,400           (71,000)
                                                                                          ----------------   ---------------

             Net operating income                                                                 306,581           356,100

Realized gain on investments, net of income taxes of $53,301                                       87,213                 -

Decrease in unrealized appreciation on investments, net of income tax
     benefit of $238,000 for 1998 and $139,000 for 1999                                          (388,984)         (228,322)
                                                                                          ----------------   ---------------

             Net increase in stockholders' equity resulting from operations             $           4,810    $      127,778
                                                                                          ================   ===============

Net increase in stockholders' equity resulting from operations per share -
     basic and diluted                                                                  $               -    $         0.09
                                                                                          ================   ===============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Three months ended September 30, 1998 and 1999
--------------------------------------------------------------------------------

1998:                                                                          Net
                                      Common Stock          Additional     unrealized   Undistributed  Stockholders'       Total
                                   ------------------       paid-in      appreciation    accumulated       notes      stockholders'
                                   Shares      Amount       capital     on investments    earnings       receivable        equity
                                   -------------------------------------------------------------------------------------------------
Balance at June 30, 1998          1,420,900  $1,420,900   $12,272,636      $ 536,810      $  258,942      $(1,455,000)  $13,034,288

Net operating income                      -           -             -              -         306,581                -       306,581
Net realized gain on investments          -           -             -              -          87,213                -        87,213
Decrease in net unrealized
    appreciation on investments           -           -             -       (388,984)              -                -      (388,984)
                                  ---------  ----------   -----------      ---------      ----------      -----------   -----------

Balance at September 30, 1998     1,420,900  $1,420,900   $12,272,636      $ 147,826      $  652,736      $(1,455,000)  $13,039,098
                                  =========  ==========   ===========      =========      ==========      ===========   ===========
1999:                                                                          Net
                                      Common Stock          Additional     unrealized    Undistributed  Stockholders'       Total
                                   ------------------       paid-in      appreciation    accumulated       notes      stockholders'
                                   Shares      Amount       capital     on investments    earnings       receivable        equity
                                   -------------------------------------------------------------------------------------------------
Balance at June 30, 1999          1,491,937  $1,491,937   $12,769,895      $ 298,434      $  966,003      $(1,455,000)  $14,071,269

Net operating income                      -           -             -              -         356,100                -       356,100
Decrease in net unrealized
    appreciation on investments           -           -             -       (228,322)              -                -      (228,322)
                                  ---------  ----------  ------------      ---------      ----------      -----------   -----------
Balance at September 30, 1999     1,491,937  $1,491,937   $12,769,895      $  70,112      $1,322,103      $(1,455,000)  $14,199,047
                                  =========  ==========  ============      =========      ==========      ===========   ===========

See accompanying notes to financial statements.


WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Three months ended September 30, 1998 and 1999

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                  1998              1999
                                                                                             ----------------  ----------------


Cash flows from operating activities:
     Net increase in stockholders' equity resulting from operations                        $           4,810 $         127,778
     Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
             Decrease in unrealized appreciation on investments                                      626,984           367,322
             Accretion of preferred stock and loan investments                                             -           (38,663)
             Depreciation and amortization                                                             4,159            15,691
             Deferred income tax benefit                                                            (238,000)         (210,000)
             Loss on disposal of property and equipment                                                    -               828
             Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                     Dividends receivable                                                           (127,643)         (123,172)
                     Interest receivable                                                             (26,665)          164,722
                     Prepaid expenses and other current assets                                         6,595           (66,445)
                     Accounts payable and accrued expenses                                            73,239          (249,396)
                     Deferred revenue                                                                 91,028           (47,631)
                     Income taxes payable                                                            102,700                 -
                                                                                             ----------------  ----------------

                         Net cash provided by (used in) operating activities                         517,207           (58,966)
                                                                                             ----------------  ----------------

Cash flows from investing activities:
     Investments made                                                                             (4,500,400)       (1,363,424)
     Loans made                                                                                   (1,775,000)         (350,579)
     Principal collected on loans made                                                                     -         1,170,644
     Proceeds from sales of investments                                                              875,405                 -
     Acquisition of property and equipment                                                           (10,787)           (1,755)
     Proceeds from sale of property and equipment                                                          -             2,000
                                                                                             ----------------  ----------------

                         Net cash used in investing activities                                    (5,410,782)         (543,114)
                                                                                             ----------------  ----------------

Cash flows from financing activities -
     Proceeds from short-term debt                                                                   700,000                 -
                                                                                             ----------------  ----------------

Net decrease in cash and cash equivalents                                                         (4,193,575)         (602,080)

Cash and cash equivalents, beginning of period                                                     4,393,501         1,269,409
                                                                                             ----------------  ----------------

Cash and cash equivalents, end of period                                                   $         199,926 $         667,329
                                                                                             ================  ================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest
                                                                                           $               -   $        375,486
                                                                                             ================  ================

     Cash paid during the period for income taxes                                          $               -   $              -
                                                                                             ================  ================



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and September 30, 1999 (Unaudited)

--------------------------------------------------------------------------------


   (1)   Unaudited Interim Financial Statements

         In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) are prepared in accordance with generally accepted accounting principles
         (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

   (2)   Description of Business

         The Company was incorporated in the Commonwealth of Virginia on July 13, 1993 and is a closed-end investment company licensed by the Small Business Administration (the SBA) as a Small Business Investment Corporation (SBIC). The Company makes equity investments in, and provides loans to, small business concerns to finance their growth, expansion and development. Under applicable SBA regulations, the Company is restricted to investing only in qualified small business concerns as contemplated by the Small Business Investment Act of 1958.

   (3)   Investments

         Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the Policy). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued in an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and the for the effect of restrictions on the sale of such securities.

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

--------------------------------------------------------------------------------


         Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at September 30, 1999 ranged from 15% to 40%. Discounts for restriction on the sale of investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

         Investments consist primarily of preferred stock obtained from and loans made to portfolio companies under SBIC investment and loan regulations. The financial statements include securities valued at $24,342,250 and $24,556,950 at June 30, 1999 and September 30, 1999
         (89.8% and 91.8% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

   (4)   Subsequent Event

         During October 1999, the Company obtained a new line of credit in the amount of $1,500,000 from a financial institution and increased their existing line of credit from $1,500,000 to $2,500,000. These unsecured lines of credit bear interest at the prime rate and are to be used to fund loans and investments until draw requests can be applied for and processed by the SBA.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and September 30, 1999

-----------------------------------------------------------------------

The Company's investment portfolio at June 30, 1999, consisted of the following:



                                                                                 Cost or
                                                                               Contributed
Loans:                                                          Maturity           Value               Fair Value
------                                                          --------           -----               ----------
   Avery Communications, Inc.
        Convertible Note                                        12/10/02      $    350,000         $    350,000
   Divaris Consolidated Investments, Inc.                        6/29/04         1,100,000            1,100,000
   Extraction Technologies of VA, LLC                            7/22/03           900,000              900,000
   JMS Worldwide, Inc.                                           7/31/03         1,000,000            1,000,000
   Diversified Telecom, Inc.                                      Demand           133,837              133,837
   Diversified Telecom, Inc.                                     5/19/02           152,145              152,145
   The Netplex Group, Inc.                                       2/25/04           758,319              758,319
   MilleCom, Inc.                                                3/31/04           900,000              900,000
   MilleCom, Inc.                                                5/11/04           360,000              360,000
   DigitalSquare.com Convertible Note                           12/31/99           500,000              500,000
   ISR Solutions, Inc.                                           6/30/04           740,167              740,167
                                                                             -----------------     ------------------
         Total loans                                                             6,894,468            6,894,468
                                                                             -----------------     ------------------

                                                                     (Continued)


                                                                                Cost or
                                                               Number of      Contributed               Fair
Equity Investments:                                             Shares           Value                  Value
-------------------                                             ------           -----                  -----
  Publicly-Traded Companies:
    Avery Communications, Inc. Common Stock                      245,000     $     249,900        $      223,685

    Netplex Group, Inc. Preferred Stock                        1,500,000         1,500,000             1,500,000
    Netplex Group, Inc. Common Stock *                           165,000           237,000               427,425
    Triangle Imaging Group, Inc. Preferred Stock                 150,000         1,321,500             1,321,500

    Triangle Imaging Group, Inc. Convertible
      Preferred Stock                                                700           700,000               700,000
    Triangle Imaging Group, Inc. Common Stock *                  500,000           225,000               273,500

 Equity Investments in Private Companies:
    Real Time Data Management Services, Inc.
      Preferred Stock                                                400           369,334               557,479
    Coddle Roasted Meats, Inc. Common Stock                        1,200               120                   120

    Delta Education Systems, Inc. Preferred Stock                  1,625         1,584,643             1,584,643

    Diversified Telecom, Inc. Preferred Stock                      1,500         1,500,000             1,500,000

    Crispies, Inc. Preferred Stock                                   400           397,760               397,760
    Triangle Biomedical Sciences Preferred Stock                   1,000         1,000,000             1,000,000

    JMS Worldwide, Inc. Preferred Stock                            1,500         1,500,000             1,500,000
    EPM Development Systems, Corp. Preferred Stock                 1,500         1,490,527             1,490,527

    Fire King International Preferred Stock                        2,000         2,000,000             2,000,000
    QuesTech Packaging, Inc. Preferred Stock                         600           600,000               600,000

    MilleCom, Inc. Common Stock                                       60                60                    60
    Eton Court Asset Management, Ltd. Preferred Stock              1,000           966,457               966,457

    Fairfax Publishing Co., Inc. Preferred Stock                   1,100         1,027,626             1,027,626
                                                                             -----------------     ------------------

         Total equity investments                                               16,669,927            17,070,782
                                                                             -----------------     ------------------


                                                                     (Continued)





                                              Number                                 Cost or
                                               of               Percentage         Contributed             Fair
Stock Options and Warrants:                   Shares            Ownership             Value                Value
--------------------------                   --------           ----------         -----------          -----------
   Publicly-Traded Companies:
    Avery Communications, Inc.                126,000                0.00           $       -          $         -
    Netplex Group, Inc. *                      75,000                0.70                   -               74,100
    Triangle Imaging Group, Inc. *             20,000                0.14                   -                    -


   Private Companies:
    Real Time Data Management Services,
      Inc.                                        125               29.41             115,000              122,000

    Delta Education Systems, Inc.                 639               39.00              48,200               48,200

    Diversified Telecom, Inc.                   8,998               15.00                   -                    -
    Crispies, Inc.                                524                6.37               2,800                2,800
    Triangle Biomedical Sciences               23,260                6.57                   -                    -

    Extraction Technologies of VA, LLC              -               15.00                   -                    -

    JMS Worldwide, Inc.                           199                5.00                   -                    -
    EPM Development Systems, Corp.                 87                8.00              11,600               11,600

    Fire King International                         -                3.75                   -                    -
    QuesTech Packaging, Inc.                        -               12.50                   -                    -
    MilleCom, Inc.                            150,000                3.15                   -                    -
    Eton Court Asset Management, Ltd.          14,943               13.00              34,700               34,700

    Fairfax Publishing Co., Inc.                  526               16.50              73,600               73,600
    ISR Solutions, Inc.                       476,951                6.00              10,000               10,000
                                                                                ----------------     ----------------

         Total options and warrants
                                                                                      295,900              377,000
                                                                                ----------------     ----------------

         Total investments                                                    $    23,860,295        $   24,342,250
                                                                                ================     ================

                                                                     (Continued)

The Company's investment portfolio at September 30, 1999 (unaudited) consisted of the following:


                                                                                 Cost or
                                                                               Contributed
Loans:                                                         Maturity           Value             Fair Value
-----                                                          --------           -----             ----------

   Avery Communications, Inc. Convertible Note                  12/10/02      $    350,000         $   350,000
   Extraction Technologies of VA, LLC                            7/22/03         1,089,552           1,089,552
   JMS Worldwide, Inc.                                           7/31/03           950,000             950,000
   Diversified Telecom, Inc.                                      Demand           113,193             113,193
   Diversified Telecom, Inc.                                     5/19/02           152,724             152,724
   The Netplex Group, Inc.                                       2/25/04           760,513             760,513
   MilleCom, Inc.                                                3/31/04           900,000             900,000
   MilleCom, Inc.                                                5/11/04           360,000             360,000
   ISR Solutions, Inc.                                           6/30/04           740,667             740,667
                                                                             ---------------       --------------

         Total loans                                                             5,416,649           5,416,649
                                                                             ---------------       --------------

                                                                     (Continued)




                                                                                Cost or
                                                               Number of       Contributed               Fair
Equity Investments:                                             Shares            Value                  Value
-------------------                                             ------            -----                  -----
   Publicly-Traded Companies:
    Avery Communications, Inc. Common Stock                      245,000     $     249,900         $       116,375

    Netplex Group, Inc. Preferred Stock                        1,500,000         1,500,000               1,500,000
    Netplex Group, Inc. Common Stock *                           165,000           237,000                 326,700
    Triangle Imaging Group, Inc. Preferred Stock                 150,000         1,331,500               1,331,500

    Triangle Imaging Group, Inc. Convertible
      Preferred Stock                                                700           700,000                 700,000
    Triangle Imaging Group, Inc. Common Stock *                  500,000           225,000                 113,500

Equity Investments in Private Companies:
    Real Time Data Management Services, Inc.
      Preferred Stock                                                400           375,084                 572,603
    Coddle Roasted Meats, Inc. Common Stock                        1,200               120                     120

    Delta Education Systems, Inc. Preferred Stock                  1,625         1,587,053               1,587,053

    Diversified Telecom, Inc. Preferred Stock                      1,500         1,500,000               1,500,000

    Crispies, Inc. Preferred Stock                                   400           397,900                 397,900
    Triangle Biomedical Sciences Preferred Stock                   1,000         1,000,000               1,000,000

    JMS Worldwide, Inc. Preferred Stock                            1,500         1,500,000               1,500,000
    EPM Development Systems, Corp. Preferred Stock                 1,500         1,491,107               1,491,107

    Fire King International Preferred Stock                        2,000         2,000,000               2,000,000
    QuesTech Packaging, Inc. Preferred Stock                         900           900,000                 900,000

    MilleCom, Inc. Common Stock                                       60                60                      60
    Eton Court Asset Management, Ltd. Preferred Stock              1,000           968,192                 968,192

    Fairfax Publishing Co., Inc. Preferred Stock                   1,100         1,031,307               1,031,307

    DigitalSquare.com Preferred Stock                            810,739         1,013,424               1,013,424
    Answernet, Inc. Preferred Stock                                  550           290,339                 290,339
                                                                             -----------------     ------------------

         Total equity investments                                               18,297,986              18,340,180
                                                                             -----------------     ------------------


                                                                     (Continued)



                                              Number                                 Cost or
                                                of              Percentage        Contributed           Fair
Stock Options and Warrants:                   Shares            Ownership            Value              Value
--------------------------                    ------            ---------            -----              -----

   Publicly-Traded Companies:
    Avery Communications, Inc.                126,000                0.00        $          -        $          -
    Netplex Group, Inc. *                      75,000                0.70                   -              32,325
    Triangle Imaging Group, Inc. *             20,000                0.14                   -                   -

   Private Companies:
    Real Time Data Management Services,
      Inc.                                        125               29.41             115,000             155,114

    Delta Education Systems, Inc.                 639               39.00              48,200              48,200

    Diversified Telecom, Inc.                   8,998               15.00                   -                   -
    Crispies, Inc.                                524                6.37               2,800               2,800
    Triangle Biomedical Sciences               23,260                6.57                   -                   -

    Extraction Technologies of VA, LLC              -               18.00             163,167             163,167

    JMS Worldwide, Inc.                           199                5.00                   -                   -
    EPM Development Systems, Corp.                 87                8.00              11,600              11,600

    Fire King International                         -                3.75                   -                   -
    QuesTech Packaging, Inc.                        -               12.50                   -                   -
    MilleCom, Inc.                            150,000                3.15                   -                   -
    Eton Court Asset Management, Ltd.          14,943               13.00              34,700              34,700

    Fairfax Publishing Co., Inc.                  526               16.50              73,600              73,600
    ISR Solutions, Inc.                       479,951                6.00              10,000              10,000
    DigitalSquare.com                          81,074                5.70                   -                   -
    Answernet, Inc.                            68,355               18.00             268,615             268,615
                                                                                ----------------    ---------------
         Total options and warrants                                                   727,682             800,121
                                                                                ----------------    ---------------
         Total investments                                                 $       24,442,317      $   24,556,950
                                                                                ================    ===============


-----------------------------------------------------------------------
*       Represents Rule 144A restricted securities

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

o    General

     Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company headquartered in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996, the Company operated as a development stage company focused primarily on preparation to commence operation. The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996 the Company made its first portfolio investment. In January 1998 the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

     The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of payroll and other expenses incidental to operation. Waterside currently has 8 full time employees and 2 offices from which it operates - Norfolk and Richmond, Virginia.

o    Results of Operations

     For the three months ended September 30, 1999 total operating income was $830 thousand compared to the $678 thousand reported during the same period of 1998. The increase in operating income is due to the growth in the company's investment portfolio. The 1999 operating income consisted of dividends of $506 thousand, interest on loans of $192 thousand, fee income of $110 thousand and interest on cash equivalents of $22 thousand.

     Total operating expenses for the three months ended September 30, 1999 were $320 thousand, excluding interest expense, compared to the $322 thousand for the comparable three month period of 1998. Total operating expenses for the three months ended September 30, 1999 consisted of $217 thousand in salary and benefits, $225 thousand in interest expense, legal and accounting expenses of $24 thousand and other operating expenses of $79 thousand. The significant increase in interest expense for the quarter ended September 30, 1999 over the quarter ended September 30, 1998 is due to the increase in borrowings from the SBA to fund the growth in the company's investment portfolio. Net operating income of $356 thousand for the three months ended 30, 1999 compared favorably to the $307 thousand reported for the three months ended September 30, 1998.

     The decrease in unrealized appreciation on investments net of taxes of $228 thousand for the three months ended September 30, 1999 and $389 thousand for the three months ended September 30, 1998 was primarily due to the changing stock price of three publicly traded portfolio companies. The realized gain on investments net of taxes of $87 thousand for the three months ended September 30, 1998 was due to the sale of an equity investment in one private company.

o    Financial Condition, Liquidity and Capital Resources

     During the quarter ended September 30, 1999, the Company closed $3.0 million in new investments and funded $1.7 million. The investments closed for the quarter consisted of investments in two new private companies and add-ons to three existing investments. Additionally an investee prepaid a $1.1 million loan during the quarter.

     During the three months ended September 30, 1999, cash used in operating activities was $59 thousand as compared to the $517 thousand provided during the three months ended September 30, 1998, primarily due to increases in the Company's receivables due to growth of the investment portfolio and due to the timing of payments of accounts payable and accrued expenses. The Company used $543 thousand in investing activities during the three months ended September 30, 1999 as compared to the 5.4 million used in the comparable period of 1998. In 1998 the Company originated $6.3 million of debt and equity investments as compared to $1.7 million in 1999. The fluctuation was also affected by the early repayment of a $1.1 million loan by a portfolio company. Cash flows provided by financing activities for the three months ended September 30, 1998 were $700 thousand due to borrowings under the Company's line of credit to facilitate growth in the Company's investment portfolio. There were no such borrowings during the three months ended September 30, 1999.

o    Quantitative and Qualitative Disclosure About Market Risk

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

     The Company manages its market risk by maintaining a portfolio of equity interests that is designed to be diverse in relation to industry, geographic area, property type, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's 21 investments are in thinly traded, small public companies, whose stock prices have been volatile. The other 18 investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interest of $24.6 million at September 30, 1999 would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

     The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders' equity resulting from operations by less than 4% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

   o The Year 2000

     The Company has identified and addressed the potential impact of the Year 2000 issue on its operations. This process has identified three primary areas in which the Company could be effected. First, the Company has upgraded its financial and administrative software programs as part of this process. The software vendors have indicated that their programs are Year 2000 compliant. Second, the Company has assessed its key relationships with suppliers and other third parties, including its principal bank. These parties have represented that their software programs are Year 2000 compliant. Finally, the Company has investigated the impact of Year 2000 issues on its portfolio companies. Based on questionnaires completed by the individual investee companies, their managements have represented that the companies are Year 2000 compliant. Because of the relatively small size of its portfolio companies, their readiness represents the Company's most significant risk with regards to the Year 2000. Although the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies, the failure of one or more of the portfolio companies to properly prepare for the Year 2000 could have a material adverse impact on the Company's business, results of operations and financial condition. Based on the assessment of the three primary areas discussed above and performed to date, the cost of its Year 2000 remediation activities by the Company has been less than $50,000.

o    Forward Looking Statements

     Included in this report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, the Company's ability to expand the geographic scope of its investments, the quality of the Company's due diligence efforts, its financing plans, the impact of Year 2000 issues on itself, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks" and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. Please refer to a discussion of these and other factors in this Report and the Company's other Commission filings. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

               27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 15 day of November, 1999.


                                            WATERSIDE CAPITAL CORPORATION

                                   By        /s/  J. Alan Lindauer
                                       -----------------------------------------
                                                  J. Alan Lindauer
                                       PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

                                   By       /s/  Gerald T. McDonald
                                       -----------------------------------------
                                                 Gerald T. McDonald
                                              PRINCIPAL FINANCIAL OFFICER