Form 10-Q
period 1999-12-31
WATERSIDE CAPITAL CORP
filed 2000-02-11
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.Yes [X] No [ ]


     As of December 31, 1999, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

                                                                                                          Page
                                                                                                          Number
                                                                                                          ------
  PART I.         FINANCIAL INFORMATION:

  ITEM 1.         Balance Sheets as of
                  June 30, 1999 and December 31, 1999 (unaudited)                                             3

                  Statements of Operations for the Three Months and Six Months
                  Ended December 31, 1998 and 1999 (unaudited)                                                5


                  Statement of Changes in Stockholders' Equity for the
                  Six Months Ended December 31, 1998 and 1999 (unaudited)                                     6

                  Statements of Cash Flows for the
                  Six Months Ended December 31, 1998 and 1999 (unaudited)                                     7

                  Notes to Financial Statements (unaudited)                                                   9

  ITEM 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                           20

PART II.          OTHER INFORMATION

  ITEM 4.         Submission of Matters to a Vote of Security Holders                                        27

SIGNATURES

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1999 and December 31, 1999


------------------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,          December 31,
                                                                                               1999                1999
                                                                                          ---------------     ----------------
                                                                                                                (unaudited)
Assets:
     Investments in portfolio companies, at fair value:
         Equity securities                                                             $      17,070,782    $      20,184,219
         Loans                                                                                 6,894,468            7,951,224
         Options and warrants                                                                    377,000            4,665,186
                                                                                          --------------      ---------------

                 Total investments, cost of $23,860,295 and $31,065,022
                     at June 30, 1999 and December 31, 1999, respectively                     24,342,250           32,800,629
                                                                                          --------------      ---------------

     Current assets:
         Cash and cash equivalents                                                             1,269,409              683,815
         Dividends receivable                                                                    311,737              531,099
         Interest receivable                                                                     228,438              104,617
         Note receivable                                                                         150,000              150,000
         Refundable income taxes                                                                  43,322                    -
         Prepaid expenses and other current assets                                                77,916              283,403
                                                                                          --------------      ---------------

                 Total current assets                                                          2,080,822            1,752,934

     Property and equipment, net                                                                 118,961              109,970
     Deferred financing costs, net                                                               567,837              546,313
                                                                                          --------------      ---------------

                 Total assets                                                           $     27,109,870    $      35,209,846
                                                                                          ==============      ===============

Liabilities and Stockholders' Equity:
     Current liabilities:
         Line of credit                                                                 $              -    $       3,700,000
         Accounts payable                                                                         57,142               39,559
         Accrued expenses                                                                        372,828              422,686
         Deferred revenue                                                                        113,631               34,500
         Income taxes payable                                                                          -              399,678
                                                                                          --------------      ---------------

                 Total current liabilities                                                       543,601            4,596,423

     Deferred income taxes                                                                       195,000              705,000
     Debentures payable                                                                       12,300,000           12,300,000
                                                                                          --------------      ---------------

                 Total liabilities                                                            13,038,601           17,601,423
                                                                                          --------------      ---------------

     Stockholders' equity:
         Common stock, $1 par value,  10,000,000  shares  authorized,  1,581,430 issued and outstanding at June 30, 1999 and
             December 31, 1999, adjusted for stock dividends                                   1,491,937            1,581,430
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                          -                    -
         Additional paid-in capital                                                           12,769,895           14,618,719
         Net unrealized appreciation on investments, net of income taxes                         298,434            1,076,085
         Undistributed accumulated earnings                                                      966,003              763,189
         Stockholders' notes receivable                                                       (1,455,000)            (431,000)
                                                                                          --------------      ---------------

                 Total stockholders' equity                                                   14,071,269           17,608,423

     Commitments and contingencies
                                                                                          --------------      ---------------

                 Total liabilities and stockholders' equity                            $      27,109,870    $      35,209,846
                                                                                          ==============      ===============

                 Net asset value per common share                                      $            8.90    $           11.13
                                                                                          ==============      ===============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months and six months ended December 31, 1998 and 1999
-------------------------------------------------------------------------------

                                                                                   Three Months Ended        Six Months Ended
                                                                                       December 31,            December 31,

                                                                                  1998         1999          1998         1999
                                                                               ---------   ----------    ----------   ------------
Operating income:
     Dividends                                                                $ 258,192   $  534,624    $  483,960   $  1,040,276
     Interest on loans                                                          168,747      201,952       272,790        393,633
     Interest on cash equivalents                                                47,787        6,842        74,610         29,689
     Fee and other income                                                       117,865      246,500       439,499        356,500
                                                                              ---------   ----------    ----------   ------------
             Total operating income                                             592,591      989,918     1,270,859      1,820,098
                                                                              ---------   ----------    ----------   ------------
Operating expenses:
     Salary and benefits                                                        149,713      211,312       375,890        428,719
     Legal and accounting                                                        29,325       50,000        43,920         74,000
     Interest expense                                                           104,526      268,047       104,526        493,270
     Other operating expenses                                                   110,139      125,118       191,655        203,568
                                                                              ---------   ----------    ----------   ------------
             Total operating expenses                                           393,703      654,477       715,991      1,199,557
                                                                              ---------   ----------    ----------   ------------
             Net operating income before income taxes                           198,888      335,441       554,868        620,541

Income tax expense (benefit)                                                    (22,400)     (58,000)       27,000       (129,000)
                                                                              ---------   ----------    ----------   ------------
             Net operating income                                               221,288      393,441       527,868        749,541

Realized gain on investments, net of income taxes of $606,000 for the three and six months ended December 31, 1999 and $53,301 for the six months
     ended December 31, 1998                                                          -      986,153        87,213        986,153

Change in unrealized appreciation on investments, net of income tax expense (benefit) of $(15,000) and $615,000 for the three months ended
     December 31, 1998 and 1999, respectively, and $(253,000) and $476,000
     for the six months ended December 31, 1998 and 1999, respectively          (23,989)   1,005,973      (412,974)       777,651
                                                                              ---------   ----------    ----------   ------------

             Net increase in stockholders' equity resulting from operations   $ 197,299   $2,385,567    $  202,107   $  2,513,345
                                                                              =========   ==========    ==========   ============
Net increase in stockholders' equity resulting from operations per share -
     basic and diluted (note 4)                                               $    0.12   $     1.51    $     0.13   $       1.59
                                                                              =========   ==========    ==========   ============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Six months ended December 31, 1998 and 1999



1998:                                                                           Net
                                       Common Stock          Additional     unrealized    Undistributed  Stockholders'     Total
                                 -----------------------      paid-in      appreciation    accumulated      notes      stockholders'
                                    Shares        Amount      capital     on investments   earnings       receivable       equity
                                 ------------------------------------------------------------------------------------ ------------
Balance at June 30, 1998         1,420,900   $ 1,420,900   $12,272,636    $   536,810    $  258,942     $(1,455,000)  $ 13,034,288

Net operating income                     -             -             -              -       527,868               -        527,868
Net realized gain on
    investments, net of
    income taxes                         -             -             -              -        87,213               -         87,213
Decrease in net
    unrealized appreciation on
    investments, net of
    income taxes                         -             -             -       (412,974)            -               -       (412,974)
                                 ---------   -----------   -----------    -----------    ----------     -----------   ------------
Balance at December 31, 1998     1,420,900   $ 1,420,900   $12,272,636    $   123,836    $  874,023     $(1,455,000)  $ 13,236,395
                                 =========   ===========   ===========    ===========    ==========     ===========   ============


1999:

Balance at June 30, 1999         1,491,937   $ 1,491,937   $12,769,895    $   298,434    $  966,003     $(1,455,000)  $ 14,071,269


6% stock dividend                   89,493        89,493       648,824              -      (738,508)              -           (191)
Capitalization of
    undistributed
    accumulated earnings                 -             -     1,200,000              -    (1,200,000)              -              -
Repayment of stockholders'
    notes receivable                     -             -             -              -             -       1,024,000      1,024,000
Net operating income                     -             -             -              -       749,541               -        749,541
Net realized gain on
    investments, net of
    income taxes                         -             -             -              -       986,153               -        986,153
Increase in net unrealized
    appreciation on
    investments, net
    of income taxes                      -             -             -        777,651             -               -        777,651
                                 ---------   -----------   -----------    -----------    ----------     -----------   ------------

Balance at December 31, 1999     1,581,430   $ 1,581,430   $14,618,719    $ 1,076,085    $  763,189     $  (431,000)  $ 17,608,423
                                 =========   ===========   ===========    ===========    ==========     ===========   ============

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Six months ended December 31, 1998 and 1999


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                1998              1999
                                                                                            -----------       ------------
Cash flows from operating activities:
     Net increase in stockholders' equity resulting from operations                          $  202,107      $ 2,513,345
     Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by operating activities:
             Decrease (increase) in unrealized appreciation on investments                      719,074       (1,253,651)
             Realized gain on investments                                                      (140,514)      (1,592,153)
             Accretion of preferred stock and loan investments                                  (53,100)         (89,527)
             Depreciation and amortization                                                       15,225           31,442
             Deferred income tax expense (benefit)                                             (191,000)         510,000
             Loss on disposal of property and equipment                                               -              828
             Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                     Dividends receivable                                                       (93,375)        (219,362)
                     Interest receivable                                                       (170,211)         123,821
                     Refundable income taxes                                                          -           43,322
                     Prepaid expenses and other current assets                                    6,840         (205,487)
                     Accounts payable and accrued expenses                                      104,584           32,275
                     Deferred revenue                                                            66,942          (79,131)
                     Income taxes payable                                                        21,979          399,678
                                                                                             ----------       ----------

                         Net cash provided by operating activities                              488,551          215,400
                                                                                             ----------       ----------

Cash flows from investing activities:
     Investments made                                                                        (4,500,000)      (4,953,425)
     Loans made                                                                              (3,475,000)      (3,754,189)
     Principal collected on loans made                                                           16,483        1,181,842
     Proceeds from repayment of stockholders' notes receivable                                        -        1,024,000
     Proceeds from sales of investments                                                       1,015,518        2,002,724
     Acquisition of property and equipment                                                      (14,315)          (3,755)
     Proceeds from sale of property and equipment                                                     -            2,000
                                                                                              ---------       ----------

                         Net cash used in investing activities                               (6,957,314)      (4,500,803)
                                                                                              ----------      ----------

Cash flows from financing activities:
     Proceeds from line of credit                                                                     -        3,700,000
     Proceeds from debentures payable                                                         6,000,000                -
     Payments in lieu of fractional shares associated with stock dividend                             -             (191)
     Payment of deferred financing costs                                                       (150,000)               -
                                                                                             -----------      ----------

                         Net cash provided by financing activities                            5,850,000        3,699,809
                                                                                             -----------      ----------

Net decrease in cash and cash equivalents                                                      (618,763)        (585,594)

Cash and cash equivalents, beginning of period                                                4,393,501        1,269,409
                                                                                             ----------       ----------

Cash and cash equivalents, end of period                                                    $ 3,774,738      $   683,815
                                                                                             ==========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                               $       321      $   389,911
                                                                                             ==========      ===========

     Cash paid during the period for income taxes                                           $         -      $         -
                                                                                             ==========      ===========


See accompanying notes to financial statements.

WATERSIDE  CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and December 31, 1999 (Unaudited)

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

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and December 31, 1999 (Unaudited)

--------------------------------------------------------------------------------

    Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at December 31, 1999 ranged from 15% to 40%. Discounts for restriction on the sale of investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

    Investments consist primarily of preferred stock obtained from and loans made to portfolio companies under SBIC investment and loan regulations. The financial statements include securities valued at $24,342,250 and $32,800,629 at June 30, 1999 and December 31, 1999 (89.8% and 93.2% of
    assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and December 31, 1999 (Unaudited)

--------------------------------------------------------------------------------

(4) Net Increase in Stockholders' Equity Resulting from Operations Per Share

    The following table sets forth the calculation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and six months ended December 31, 1998 and 1999:


                                                         Three months ended           Six months ended
                                                            December 31,                December 31,

                                                        1998          1999          1998          1999
                                                    ------------  ------------  ------------  ------------
Basic net increase in stockholders'
   equity resulting from operations
   per share:
      Net increase in stockholders'
           equity resulting from
           operations                               $  197,299     2,385,567       202,107      2,513,345
                                                     =========     =========     =========      =========
      Weighted average number of
           common shares outstanding                 1,581,430     1,581,430     1,581,430      1,581,430
                                                     =========     =========     =========      =========

Basic net increase in stockholders'
   equity resulting from operations
   per share                                        $     0.12          1.51          0.13           1.59
                                                     =========     =========     =========      =========

Diluted net increase in stockholders'
   equity resulting from operations
   per share:
      Net increase in stockholders'
          equity resulting from
          operations                                $  197,299     2,385,567       202,107      2,513,345
                                                     =========     =========     =========      =========

      Weighted average number of
         common shares outstanding                   1,581,430     1,581,430     1,581,430      1,581,430
      Dilutive effect of stock options
         (as determined using the
         treasury stock method)                              -         1,032             -          1,032
                                                     ---------     ---------     ---------      ---------
      Adjusted weighted average
         number of common shares
         outstanding                                 1,581,430     1,582,462     1,581,430      1,582,462
                                                     =========     =========     =========      =========
Diluted net increase in stockholders'
   equity resulting from operations
   per share                                         $    0.12          1.51          0.13           1.59
                                                     =========     =========     =========      =========


WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and December 31, 1999 (Unaudited)

--------------------------------------------------------------------------------

(5)  Stockholders' Equity

     Stock Dividend

     On December 7, 1999, the Company declared a 6% stock dividend to shareholders of record as of January 14, 2000. On January 31, 2000, the Company issued 89,493 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings and capitalization as common stock and additional paid-in capital. Historical earnings per share and weighted average shares outstanding and net asset value per share have been restated to reflect the 6% stock dividend.

     Capitalization of Undistributed Accumulated Earnings

     Effective December 7, 1999, the Executive Committee of the Company's Board of Directors and the Small Business Administration approved the capitalization of $1,200,000 of the Company's undistributed accumulated earnings.

(6)  Subsequent Event

     During January 2000, the Company liquidated an additional 75,000 shares of Netplex Group, Inc. Common Stock for proceeds of $970,584. A gain of $867,459 was realized on the transaction.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and December 31, 1999
--------------------------------------------------------------------------------

The Company's investment portfolio at June 30, 1999, consisted of the following:

                                                                        Cost or
                                                                      Contributed
Loans:                                             Maturity               Value              Fair Value
------                                             --------        ------------------     --------------
 Avery Communications, Inc.
      Convertible Note                               12/10/02       $     350,000        $      350,000
 Divaris Consolidated Investments, Inc.               6/29/04           1,100,000             1,100,000
 Extraction Technologies of VA, LLC                   7/22/03             900,000               900,000
 JMS Worldwide, Inc.                                  7/31/03           1,000,000             1,000,000
 Diversified Telecom, Inc.                             Demand             133,837               133,837
 Diversified Telecom, Inc.                            5/19/02             152,145               152,145
 The Netplex Group, Inc.                              2/25/04             758,319               758,319
 SECC (formerly MilleCom, Inc.)                       3/31/04             900,000               900,000
 SECC (formerly MilleCom, Inc.)                       5/11/04             360,000               360,000
 DigitalSquare.com Convertible Note                  12/31/99             500,000               500,000
 ISR Solutions, Inc.                                  6/30/04             740,167               740,167
                                                                  ------------------     --------------

     Total loans                                                        6,894,468             6,894,468
                                                                  ------------------     --------------


                                                                          Cost or                      Fair Market
                                                Number of Shares      Contributed Value                   Value
                                                ----------------      -----------------                -----------
Equity Investments:
------------------
Publicly-Traded Companies:
 Avery Communications, Inc. Common
   Stock                                             245,000          $      249,900                 $     223,685
 Netplex Group, Inc. Preferred Stock               1,500,000               1,500,000                     1,500,000
 Netplex Group, Inc. Common Stock *                  165,000                 237,000                       427,425
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Preferred Stock                                    150,000               1,321,500                     1,321,500
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Convertible Preferred Stock                            700                 700,000                       700,000
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Common Stock *                                     500,000                 225,000                       273,500
Equity Investments in Private Companies:
 Real Time Data Management Services, Inc.
  Preferred Stock                                        400                 369,334                       557,479
 Coddle Roasted Meats, Inc. Common Stock               1,200                     120                           120
 Delta Education Systems, Inc. Preferred
  Stock                                                1,625               1,584,643                     1,584,643
 Diversified Telecom, Inc. Preferred Stock             1,500               1,500,000                     1,500,000
 Crispies, Inc. Preferred Stock                          400                 397,760                       397,760
 Triangle Biomedical Sciences Preferred
  Stock                                                1,000               1,000,000                     1,000,000
 JMS Worldwide, Inc. Preferred Stock                   1,500               1,500,000                     1,500,000
 EPM Development Systems, Corp. Preferred
  Stock                                                1,500               1,490,527                     1,490,527
 Fire King International Preferred Stock               2,000               2,000,000                     2,000,000
 QuesTech Packaging, Inc. Preferred Stock                600                 600,000                       600,000
 SECC (formerly MilleCom, Inc.) Common
  Stock                                                   60                      60                            60
 Eton Court Asset Management, Ltd.
  Preferred Stock                                      1,000                 966,457                       966,457
 Fairfax Publishing Co., Inc. Preferred
  Stock                                                1,100               1,027,626                     1,027,626
                                                                    ----------------             -----------------

     Total equity investments                                             16,669,927                    17,070,782
                                                                    ----------------             -----------------

                                   Number                                     Cost or
                                     of            Percentage               Contributed           Fair Market
Stock Options and Warrants:        Shares          Ownership                   Value                 Value
---------------------------        ------          ---------                -----------           -----------
Publicly-Traded Companies:
 Avery Communications, Inc.       126,000               0.00                $         -          $        -
 Netplex Group, Inc. *             75,000               0.70                          -              74,100
 Electronic Business Systems,
  Inc. (formerly Triangle
  Imaging Group, Inc.) *           20,000               0.14                          -                   -


Private Companies:
 Real Time Data Management
  Services, Inc.                      125              29.41                    115,000             122,000
 Delta Education Systems, Inc.        639              39.00                     48,200              48,200
 Diversified Telecom, Inc.          8,998              15.00                          -                   -
 Crispies, Inc.                       524               6.37                      2,800               2,800
 Triangle Biomedical Sciences      23,260               6.57                          -                   -
 Extraction Technologies of
  VA, LLC                               -              15.00                          -                   -
 JMS Worldwide, Inc.                  199               5.00                          -                   -
 EPM Development Systems, Corp.        87               8.00                     11,600              11,600
 Fire King International                -               3.75                          -                   -
 QuesTech Packaging, Inc.               -              12.50                          -                   -
 SECC (formerly MilleCom, Inc.)   150,000               3.15                          -                   -
 Eton Court Asset Management,
  Ltd.                             14,943              13.00                     34,700              34,700
 Fairfax Publishing Co., Inc.         526              16.50                     73,600              73,600
 ISR Solutions, Inc.              476,951               6.00                     10,000              10,000
                                                                           -------------       ------------

     Total options and warrants                                                 295,900             377,000
                                                                           -------------       ------------

     Total investments                                                      $23,860,295         $24,342,250
                                                                           =============      =============

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and December 31, 1999
--------------------------------------------------------------------------------
The Company's investment portfolio at December 31, 1999 (unaudited) consisted of the following:

                                                                       Cost or
                                                                      Contributed
Loans:                                              Maturity             Value             Fair Value
------                                              --------          -----------          ----------
 Avery Communications, Inc. Convertible
  Note                                               12/10/02         $    350,000        $     350,000
 Extraction Technologies of VA, LLC                   7/22/03              900,000              900,000
 Extraction Technologies of VA, LLC                   8/31/04              197,711              197,711
 Extraction Technologies of VA, LLC                   11/2/04              373,711              373,711
 JMS Worldwide, Inc.                                  7/31/03              950,000              950,000
 Diversified Telecom, Inc.                             Demand              101,995              101,995
 Diversified Telecom, Inc.                            5/19/02              156,334              156,334
 The Netplex Group, Inc.                              2/25/04              762,706              762,706
 SECC (formerly MilleCom, Inc.)                       3/31/04              900,000              900,000
 SECC (formerly MilleCom, Inc.)                       5/11/04              360,000              360,000
 ISR Solutions, Inc.                                  6/30/04              741,167              741,167
 Fire King International                               Demand              550,000              550,000
 TABET Manufacturing Co., Inc.                       12/31/04              274,600              274,600
 National Assisted Living, LP                        12/31/04            1,333,000            1,333,000
                                                                      ------------        -------------

     Total loans                                                         7,951,224            7,951,224
                                                                      ------------       --------------


                                                                              Cost or
                                                       Number of            Contributed        Market Value
Equity Investments:                                     Shares                Value              Fair
------------------                                     ---------            -----------        ------------
Publicly-Traded Companies:
 Avery Communications, Inc. Common Stock                245,000          $      249,900        $    248,185
 Netplex Group, Inc. Preferred Stock                  1,500,000                 309,705             309,705
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Preferred Stock                                       150,000               1,341,500           1,341,500
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Convertible Preferred Stock                               700                 700,000             700,000
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Common Stock *                                        500,000                 225,000              69,500



WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and December 31, 1999

                                                                                Cost or
                                                              Number of       Contributed             Fair Market
Equity Investments:                                            Shares            Value                   Value
------------------                                            ---------       -----------             -----------
Equity Investments in Private Companies:
 Real Time Data Management Services, Inc.
  Preferred Stock                                                300            285,703                 441,000
 Coddle Roasted Meats, Inc. Common Stock                       1,200                120                     120
 Delta Education Systems, Inc. Preferred
  Stock                                                        1,625          1,589,463               1,589,463
 Diversified Telecom, Inc. Preferred Stock                     1,500          1,500,000               1,500,000
 Crispies, Inc. Preferred Stock                                  400            398,040                 398,040
 Triangle Biomedical Sciences Preferred
  Stock                                                        1,700          1,575,737               1,575,737
 JMS Worldwide, Inc. Preferred Stock                           1,500          1,500,000               1,500,000
 EPM Development Systems, Corp. Preferred
  Stock                                                        1,500          1,491,687               1,491,687
 Fire King International Preferred Stock                       2,000          2,000,000               2,000,000
 QuesTech Packaging, Inc. Preferred Stock                      1,200          1,200,000               1,200,000
 SECC (formerly MilleCom, Inc.) Common
  Stock                                                           60                 60                      60
 Eton Court Asset Management, Ltd.
  Preferred Stock                                              1,000            969,927                 969,927
 Fairfax Publishing Co., Inc. Preferred
  Stock                                                        1,100          1,034,987               1,034,987
 DigitalSquare.com Convertible Preferred
  Stock                                                    1,210,739          1,513,424               1,513,424
 Answernet, Inc. Preferred Stock                                 550            303,770                 303,770
 ISR Solutions, Inc. Preferred Stock                             500            497,113                 497,113
 Capital Markets Group, Inc. Preferred
  Stock                                                        1,500          1,500,000               1,500,000
                                                                           ------------            ------------

     Total equity investments                                                20,186,136              20,184,219
                                                                           ------------            ------------

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and December 31, 1999


                                       Number                               Cost or
                                         of         Percentage            Contributed            Fair Market
Stock Options and Warrants:            Shares       Ownership                 Value                Value
---------------------------            ------       ----------            -----------            -----------
 Publicly-Traded Companies:
   Avery Communications, Inc.           126,000           0.00             $        -             $         -
   Netplex Group, Inc.                  475,000           4.40              1,200,000               2,888,713
   Electronic Business Systems,
    Inc. (formerly Triangle
    Imaging Group, Inc.) *               20,000           0.14                      -                   1,548
 Private Companies:
   Real Time Data Management
    Services, Inc.                          125          29.41                115,000                 150,000
   Delta Education Systems, Inc.            639          39.00                 48,200                  60,463
   Diversified Telecom, Inc.              8,998          15.00                      -                       -
   Crispies, Inc.                           524           6.37                  2,800                   2,800
   Triangle Biomedical Sciences          50,743          11.70                127,449                 127,449
   Extraction Technologies of
    VA, LLC                                   -          21.00                190,362                 190,362
   JMS Worldwide, Inc.                      199           5.00                      -                       -
   EPM Development Systems, Corp.            87           8.00                 11,600                  11,600
   Fire King International                    -           3.75                      -                       -
   QuesTech Packaging, Inc.                   -          12.50                      -                       -
   SECC (formerly MilleCom, Inc.)       150,000           3.15                      -                       -
   Eton Court Asset Management, Ltd.     14,943          13.00                 34,700                  34,700
   Fairfax Publishing Co., Inc.             526          16.50                 73,600                  73,600
   ISR Solutions, Inc.                  550,973           7.20                 12,936                  12,936
   DigitalSquare.com                     81,074           5.70                      -                       -
   Answernet, Inc.                       68,355          18.00                268,615                 268,615

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and December 31, 1999


                                                                          Cost or
                                    Number of         Percentage          Contributed         Fair Market
Stock Options and Warrants:          Shares            Ownership             Value               Value
----------------------------        ---------         ----------          -----------         -----------
 Private Companies (cont):
   TABET Manufacturing Co.,
    Inc.                            500,000              20.00              175,400             175,400

   National Assisted Living,
    LP                                    -              15.00              667,000             667,000

   Capital Markets Group, Inc.    2,294,118              15.00                    -                   -
                                                                          ---------           ---------

       Total options and
        warrants                                                          2,927,662           4,665,186
                                                                         ----------           ---------

     Total investments                                                  $31,065,022         $32,800,629
                                                                         ==========          ==========

*    Represents Rule 144A restricted securities

PART I.       FINANCIAL INFORMATION:

ITEM 1.  Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


     o        General

              Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company headquartered in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996, the Company operated as a development stage company focused primarily on preparation to commence operations. The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996, the Company made its first portfolio investment. In January 1998 the Company completed its Initial Public Offering
              (IPO) to raise additional equity to support its growth strategy.

              The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of interest expense on borrowings made to fund its portfolio growth, payroll and other expenses incidental to operations. Waterside currently has 8 full time employees and 2 offices from which it operates in Norfolk and Richmond, Virginia.


     o        Results of Operations

              Comparison of Three Months Ended December 31, 1999, and December 31, 1998

              For the three months ended December 31, 1999, total operating income was $990,000 as compared to the $593,000 reported during the same quarter of 1998, a 67% increase. The increase in operating income is due to additional dividend, interest and fee income generated as a result of the growth in the Company's investment portfolio over the past year. The 1999 operating income consisted of dividends of $535,000, interest on loans of $202,000, fee income of $246,000, and interest on cash equivalents of $7,000.

              Total operating expenses for the three months ended December 31, 1999 were $654,000, consisting of interest expense of $268,000, salary and benefits of $211,000, legal and accounting expenses of $50,000, and other operating expenses of $125,000. These expenses compared to the $394,000 reported for the three months ended December 31, 1998, consisting of interest expense of $105,000, salary and benefits of $150,000, legal and accounting expenses of $29,000, and other operating expenses of $110,000. The significant increase in interest expense for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, is due to the increase in borrowings to fund the growth in the Company's investment portfolio. Net operating income of $393,000 for the three months ended December 31, 1999 compared favorably to the $221,000 reported for the three months ended December 31, 1998.

              The Company recorded realized gains on investments, net of taxes, of $986,000 in the three months ended December 31, 1999. The net unrealized appreciation on investments, net of taxes, increased to $1,006,000 in the three months ended December 31, 1999 as compared to the $24,000 decrease in the comparable period of 1998. The significant increase in realized gain on investments and change in unrealized appreciation on investments is due primarily to the increase in market price of our holdings in the Netplex Group, Inc. (NASDAQ:NTPL) which saw its per-share market price improve from $2.35 per share to $11.375 during the quarter. Net of taxes, total realized and unrealized gains and investments added $2.0 million to our stockholders' equity or $1.26 per share during the quarter ended December 31, 1999.

              Comparison of Six months ended December 31, 1999, and December 31, 1998

              For the six months ended December 31, 1999, total operating income was $1,820,000 compared to $1,271,000 for the same period of 1998. The increase in operating income is due to additional dividend, interest and fee income generated as a result of the growth in the Company's investment portfolio. The operating income for the six months ended December 31, 1999, consisted of dividends of $1,040,000, interest on loans of $394,000, fee income of $356,000, and interest on cash equivalents of $30,000.

              Total operating expenses for the six months ended December 31, 1999 were $1,200,000, consisting of $493,000 in interest expense, $429,000 in salary and benefits, $74,000 in legal and accounting, and $204,000 in other operating expenses. These expenses compared to the $716,000 reported for the six months ended December 31, 1998, consisting of $104,000 in interest expense, $376,000 in salary and benefits, $44,000 in legal and accounting, and $192,000 in other operating expenses. The significant increase in interest expense for the six months ended December 31, 1999 compared to the six months ended December 31, 1998, is due to the increase in borrowings to fund the growth in the Company's investment portfolio. Net operating income of $750,000 for the six months ended December 31, 1999, compared favorably to the $528,000 reported for the six months ended December 31, 1998.

              The Company recorded realized gains on investments, net of taxes, of $986,000 in the six months ended December 31, 1999 as compared to $87,000 in 1998. The net unrealized appreciation on investments, net of taxes, increased to $778,000 in the six months ended December 31, 1999 as compared to the $413,000 decrease in the comparable period of 1998. The significant increase in realized gains on investments and change in unrealized appreciation on investments for the six months ended December 31, 1999, is a direct result of the holdings in the Netplex Group, Inc. previously discussed.


     o        Financial Condition, Liquidity And Capital Resources

              For the six months ended December 31, 1999, the Company funded $8.7 million in investments consisting of $4.5 million in four new portfolio companies and $4.2 million in additional investments made in existing investees. To partially fund these new investments, the Company borrowed $3.7 million against its bank lines of credit during the six months ended December 31, 1999. The Company also received $1,024,000 in proceeds from the repayment of stockholders' notes receivable and $3,185,000 from the repayment or redemption of certain of its investments during the six months ended December 31, 1999.

              Net asset value per common share increased to $11.13 per share at December 31, 1999 from $8.98 per share at September 30, 1999, of which $1.51 per share ($2.4 million) resulted from operations and $0.64 per share resulted from the repayment of stockholders' notes receivable of $1,024,000.

              During the six months ended December 31, 1999, cash provided by operating activities was $215,000 as compared to the $489,000 provided during the six months ended December 31, 1998. Although net operating income increased for the six months ended December 31, 1999, the income taxes on realized gain on investments also increased and the changes in assets and liabilities from operating activities have resulted in the decrease in cash provided by operating activities. The Company used $4,501,000 in investing activities during the six months ended December 31, 1999, as compared to the $6,957,000 used for the six months ended December 31, 1998. The decrease is primarily due to $2,206,000 of repayments of both stockholder notes and investee loans. Cash flows provided by financing activities for the six months ended

              December 31, 1999, were $3,700,000 compared to $5,850,000 for the six months ended December 31, 1998. Both amounts resulted from net borrowings to finance the growth in the Company's investment portfolio.


     o        Quantitative and Qualitative Disclosure About Market Risk

              The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be as follows: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

              The Company manages its market risk by maintaining a portfolio of equity interests that is designed to be diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's twenty-three investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interest of $24.8 million at December 31, 1999, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

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


     o        The Year 2000

              Although January 1, 2000 has passed and the Company is currently unaware of any significant Year 2000 issues, circumstances related to these issues could arise throughout the course of the current year, and they could have a material adverse impact on the Company's business, results of operations and financial condition. In addition, the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies, however, circumstances related to these issues could arise at one or more of the portfolio companies that could have a material adverse impact on the value of the Company's portfolio investments, results of operations and financial condition.

     o        Forward-Looking Statements

              Included in this report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, the Company's ability to expand the geographic scope of its investments, the quality of the Company's due diligence efforts, its financing plans, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management's expectations as of the date made.

              Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, valuations, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may effect the Company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of Waterside Capital Corporation was held on October 25, 1999 to consider four matters of business. The matters brought before the shareholders and the voting results are as follows:

1.                Election of Directors

                                                                                                       BROKER
                                            FOR               AGAINST             ABSTAIN            NON-VOTES*
                                            ---               -------             -------            ---------
James E. Andrews                         1,216,919                 0                  525                --
Donna C. Bennett                         1,216,919                 0                  525                --
J. W. Whiting Chisman, Jr.               1,215,369                 0                2,075                --
Jeffrey R. Ellis                         1,216,919                 0                  525                --
Eric L. Fox                              1,215,077                 0                2,367                --
Roger L. Frost                           1,216,919                 0                  525                --
Ernest F. Hardee                         1,216,919                 0                  525                --
Henry U. Harris, III                     1,213,419                 0                4,025                --
J. Alan Lindauer                         1,214,552                 0                2,892                --
Robert I. Low                            1,216,919                 0                  525                --
Harold J. Marioneaux, Jr.                1,216,919                 0                  525                --
Peter W. Meredith, Jr.                   1,211,637                 0                5,807                --
Charles H. Merriman                      1,216,419                 0                1,025                --
Augustus C. Miller                       1,214,844                 0                2,600                --
Paul F. Miller                           1,215,369                 0                2,075                --
Juan M. Montero                          1,216,919                 0                  525                --
R. Scott Morgan, Sr.                     1,216,919                 0                  525                --
James W. Noel, Jr.                       1,215,369                 0                2,075                --
Richard G. Ornstein                      1,216,419                 0                1,025                --
Marvin S. Friedberg                      1,216,919                 0                  525                --
Jordan E. Slone                          1,216,919                 0                  525                --

2.       To amend the Company's 1998 Employee Stock Option Plan

                                                                                                       BROKER
                                            FOR               AGAINST             ABSTAIN            NON-VOTES*
                                            ---               -------             -------            ---------
                                           894,780            39,341               11,025              272,298

3.  Ratification of the appointment of KPMG LLP as independent auditors for 2001

                                                                                                       BROKER
                                            FOR               AGAINST             ABSTAIN            NON-VOTES*
                                            ---               -------             -------            ---------
                                         1,217,444                 0                    0                 0


*"Broker Non-Votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 5.  OTHER INFORMATION

                  On December 17, 1999, the Company declared a 6% stock dividend payable to shareholders of record on January 14, 2000. This dividend was paid on January 31, 2000. This dividend comprised 89,493 shares.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits required by Item 601 of Regulation S-K:

                           27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 9th day of February, 2000.


                             WATERSIDE CAPITAL CORPORATION

                              By      /s/  J. Alan Lindauer
                                   ------------------------------
                                       J. Alan Lindauer
                          President and Principal Executive Officer

                              By     /s/  Gerald T.  McDonald
                                   ---------------------------
                                      Gerald T. McDonald
                                 Principal Financial Officer