Form 10-Q
period 2000-03-31
WATERSIDE CAPITAL CORP
filed 2000-05-11
CIK 924095

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             --------------------

                                   Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                MARCH 31, 2000

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.Yes[X] No[_]


     As of March 31, 2000, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.


--------------------------------------------------------------------------------

                         WATERSIDE CAPITAL CORPORATION
                                   FORM 10-Q

                               Table of Contents

                                                                          Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION:

ITEM 1.   Balance Sheets as of
          June 30, 1999 and March 31, 2000 (unaudited)

          Statements of Operations for the Three Months and Nine Months Ended March 31, 1999 and March 31, 2000 (unaudited)

          Statement of Changes in Stockholders' Equity for the Nine Months Ended March 31, 1999 and March 31, 2000 (unaudited)

          Statements of Cash Flows for the
          Nine Months Ended March 31, 1999 and March 31, 2000 (unaudited)

          Notes to Financial Statements (unaudited)

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES


WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 1999 and March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,           March 31,
                                                                                         1999               2000
                                                                                    ----------------   ---------------
                                                                                                         (unaudited)
Assets:
     Investments in portfolio companies, at fair value (notes 3 and 6):
         Equity securities                                                           $ 17,070,782      $ 24,602,309
         Debt securities                                                                6,894,468         8,199,493
         Options and warrants                                                             377,000         4,334,008
                                                                                     ------------      ------------

                 Total investments, cost of $23,860,295 and $35,522,635
                     at June 30, 1999 and March 31, 2000, respectively                 24,342,250        37,135,810
                                                                                     ------------      ------------

     Current assets:
         Cash and cash equivalents                                                      1,269,409           719,762
         Dividends receivable                                                             311,737           759,867
         Interest receivable                                                              228,438           242,440
         Note receivable                                                                  150,000           150,000
         Refundable income taxes                                                           43,322                 -
         Prepaid expenses and other current assets                                         77,916           132,833
                                                                                     ------------      ------------

                 Total current assets                                                   2,080,822         2,004,902
                                                                                     ------------      ------------

     Property and equipment, net                                                          118,961           114,388
     Deferred financing costs, net                                                        567,837           706,467
                                                                                     ------------      ------------

                 Total assets                                                        $ 27,109,870      $ 39,961,567
                                                                                     ============      ============

Liabilities and Stockholders' Equity:
     Current liabilities:
         Line of credit                                                              $          -      $    353,000
         Accounts payable                                                                  57,142            40,006
         Accrued expenses                                                                 372,828           276,974
         Deferred revenue                                                                 113,631             3,000
         Income taxes payable                                                                   -            92,678
                                                                                     ------------      ------------

                 Total current liabilities                                                543,601           765,658

     Deferred income taxes                                                                195,000           661,000
     Debentures payable                                                                12,300,000        19,300,000
                                                                                     ------------      ------------

                 Total liabilities                                                     13,038,601        20,726,658
                                                                                     ------------      ------------

     Stockholders' equity (note 5):
         Common stock, $1 par value,  10,000,000  shares  authorized,  1,581,430 issued and outstanding at June 30, 1999 and
             March 31, 2000, adjusted for stock dividends                               1,491,937         1,581,430
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                   -                 -
         Additional paid-in capital                                                    12,769,895        14,618,719
         Net unrealized appreciation on investments, net of income taxes                  298,434         1,002,188
         Undistributed accumulated earnings                                               966,003         2,032,572
         Stockholders' notes receivable                                                (1,455,000)                -
                                                                                     ------------      ------------

                 Total stockholders' equity                                            14,071,269        19,234,909

     Commitments, contingencies and subsequent event (notes 3 and 6)
                                                                                     ------------      ------------

                 Total liabilities and stockholders' equity                          $ 27,109,870      $ 39,961,567
                                                                                     ============      ============

                 Net asset value per common share                                    $       8.90      $      12.16
                                                                                     ============      ============


See accompanying notes to financial statements.


WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months and nine months ended March 31, 1999 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended              Nine Months Ended
                                                                                   March 31,                      March 31,
                                                                               1999           2000          1999            2000
                                                                            -----------   ------------   -----------    -----------
Operating income:


       Dividends                                                            $   245,935   $   676,760    $   729,895    $ 1,717,036
       Interest on debt securities                                              183,148       313,819        455,938        707,452
       Interest on cash equivalents                                              32,873         1,608        107,483         31,297
       Fee and other income                                                     224,046       222,649        663,545        579,149
                                                                            -----------   ------------   -----------    -----------

                 Total operating income                                         686,002     1,214,836      1,956,861      3,034,934
                                                                            -----------   ------------   -----------    -----------
Operating expenses:
       Salaries and benefits                                                    176,314       262,971        552,204        691,690
       Legal and accounting                                                      25,000        39,480         68,920        113,480
       Interest expense                                                         106,227       340,334        210,753        833,604
       Other operating expenses                                                  76,654       124,489        268,309        328,057
                                                                            -----------   ------------   -----------    -----------

                 Total operating expenses                                       384,195       767,274      1,100,186      1,966,831
                                                                            -----------   ------------   -----------    -----------

                 Net operating income before income taxes                       301,807       447,562        856,675      1,068,103

Income tax expense (benefit)                                                     31,000       (56,000)        58,000       (185,000)
                                                                            -----------   ------------   -----------    -----------

                 Net operating income                                           270,807       503,562        798,675      1,253,103



Realized gain on investments, net of income taxes of $90,699 and $469,000 for the three months ended March 31, 1999 and 2000, respectively, and $144,000 and $1,075,000 for the nine months
       ended March 31, 1999 and 2000, respectively                              147,099       765,821        234,312      1,751,974



Change in unrealized appreciation on investments, net of income tax expense (benefit) of $78,100 and $(44,000) for the three
       months ended March 31, 1999 and 2000, respectively, and $(174,900)
       and $432,000 for the nine months ended March 31, 1999 and 2000,
       respectively (note 6)                                                    128,236       (73,897)      (284,738)       703,754
                                                                            -----------   ------------   -----------    -----------
                 Net increase in stockholders' equity resulting
                    from operations                                         $   546,142   $ 1,195,486    $   748,249    $ 3,708,831
                                                                            ===========   ============   ===========    ===========
Net increase in stockholders' equity resulting from operations
       per share - basic (note 4)                                           $      0.35   $      0.76    $      0.47    $      2.35
                                                                            ===========   ============   ===========    ===========
Net increase in stockholders' equity resulting from operations
       per share - diluted (note 4)                                         $      0.35   $      0.75    $      0.47    $      2.34
                                                                            ===========   ============   ===========    ===========

See accompanying notes to financial statements.

                          WATERSIDE CAPITAL CORPORATION
            Unaudited Statements of Changes in Stockholders' Equity
                   Nine months ended March 31, 1999 and 2000


                                                                                                   Net
1999:                                                                                          unrealized
                                                     Common Stock             Additional      appreciation    Undistributed
                                               --------------------------      paid-in             on          accumulated
                                                  Shares        Amount         capital         investments      earnings
                                                  ------        ------         -------         -----------      --------
Balance at June 30, 1998                        1,420,900     $1,420,900     $ 12,272,636      $   536,810      $  258,942

5% stock dividend                                  71,037         71,037         497,259                 -        (568,359)
Net operating income                                    -              -                -                -         798,675
Net realized gain on investments, net of
    income taxes                                        -              -                -                -         234,312
Decrease in net unrealized appreciation on
    investments, net of income taxes                    -              -                -         (284,738)              -
                                               ----------      ----------      ----------      -----------     -----------
Balance at March 31, 1999                       1,491,937     $1,491,937      $12,769,895         $252,072        $723,570
                                               ==========     ==========      ===========      ===========     ===========



2000:
Balance at June 30, 1999                        1,491,937     $1,491,937      $12,769,895      $   298,434      $  966,003

6% stock
dividend                                           89,493         89,493          648,824                -        (738,508)
Capitalization of undistributed
    accumulated earnings                                -              -        1,200,000                -      (1,200,000)
Repayment of stockholders' notes
    receivable                                          -              -                -                -               -
Net operating income                                    -              -                -                -       1,253,103
Net realized gain on investments, net of
    income taxes                                        -              -                -                -       1,751,974
Increase in net unrealized appreciation on
    investments, net of income taxes                    -              -                -          703,754               -
                                                ---------     ------------   ------------    -------------    ------------
Balance at March 31, 2000                       1,581,430     $  1,581,430   $ 14,618,719    $   1,002,188    $  2,032,572
                                                =========     ============   ============    =============    ============



1999:
                                                  Stockholders'          Total
                                                      notes          stockholders'
                                                   receivable           equity
                                                   ----------           ------
Balance at June 30, 1998                         $  (1,455,000)   $    13,034,288

5% stock dividend                                            -                (63)
Net operating income                                         -            798,675
Net realized gain on investments, net of
    income taxes                                             -            234,312
Decrease in net unrealized appreciation on
    investments, net of income taxes                         -           (284,738)
                                                   ------------        ----------
Balance at March 31, 1999                        $  (1,455,000)        13,782,474
                                                 ==============        ==========



2000:
Balance at June 30, 1999                          $  (1,455,000)    $  14,071,269

6% stock
dividend                                                      -              (191)
Capitalization of undistributed
    accumulated earnings                                      -                 -
Repayment of stockholders' notes
    receivable                                        1,455,000         1,455,000
Net operating income                                          -         1,253,103
Net realized gain on investments, net of
    income taxes                                              -         1,751,974
Increase in net unrealized appreciation on
    investments, net of income taxes                          -           703,754
                                                  --------------    -------------
Balance at March 31, 2000                         $           -     $  19,234,909
                                                  ==============    =============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Nine months ended March 31, 1999 and 2000

--------------------------------------------------------------------------------

                                                                                                     1999              2000
                                                                                                  -----------       -----------
Cash flows from operating activities:
     Net increase in stockholders' equity resulting from operations                               $   748,249       $ 3,708,831
     Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
             Decrease (increase) in unrealized appreciation on investments                            459,638        (1,135,754)
             Realized gain on investments                                                            (378,312)       (2,826,974)
             Accretion of preferred stock and loan investments                                        (22,127)         (254,333)
             Depreciation and amortization                                                             26,666            51,369
             Deferred income tax expense (benefit)                                                   (125,600)          466,000
             Loss on disposal of property and equipment                                                     -               828
             Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                     Dividends receivable                                                             (60,350)         (448,130)
                     Interest receivable                                                             (151,411)          (14,002)
                     Refundable income taxes                                                                -            43,322
                     Prepaid expenses and other current assets                                        (38,282)          (54,917)
                     Accounts payable and accrued expenses                                            (27,408)         (112,990)
                     Deferred revenue                                                                  43,379          (110,631)
                     Income taxes payable                                                             156,378            92,678
                                                                                                  -----------       -----------

                         Net cash provided by (used in) operating activities                          630,820          (594,703)
                                                                                                  -----------       -----------

Cash flows from investing activities:
     Investments in equity securities made                                                         (7,562,118)       (8,618,225)
     Investments in debt securities made                                                           (4,031,125)       (4,764,786)
     Principal collected on debt securities                                                            41,472         1,190,585
     Proceeds from repayment of stockholders' notes receivable                                              -         1,455,000
     Proceeds from sales of investments                                                             2,530,021         3,615,927
     Acquisition of property and equipment                                                            (22,711)          (13,254)
     Proceeds from sale of property and equipment                                                           -             2,000
                                                                                                  -----------       -----------

                         Net cash used in investing activities                                     (9,044,461)       (7,132,753)
                                                                                                  -----------       -----------

Cash flows from financing activities:
     Proceeds from line of credit                                                                     250,000           353,000
     Proceeds from debentures payable                                                               6,000,000         7,000,000
     Payments in lieu of fractional shares associated with stock dividend                                 (63)             (191)
     Payment of deferred financing costs                                                             (150,000)         (175,000)
                                                                                                  -----------       -----------

                         Net cash provided by financing activities                                  6,099,937         7,177,809
                                                                                                  -----------       -----------

Net decrease in cash and cash equivalents                                                          (2,313,704)         (549,647)

Cash and cash equivalents, beginning of period                                                      4,393,501         1,269,409
                                                                                                  -----------       -----------

Cash and cash equivalents, end of period                                                          $ 2,079,797       $   719,762
                                                                                                  ===========       ===========

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                                     $   194,764       $   907,375
                                                                                                  ===========       ===========

     Cash paid during the period for income taxes                                                 $         -       $   720,000
                                                                                                  ===========       ===========

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and March 31, 2000 (Unaudited)

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

  (3)  Investments

       Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the Policy). The Policy, among other things, presumes that investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued in an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and the for the effect of restrictions on the sale of such securities.

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and March 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

     Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at March 31, 2000 ranged from 15% to 40%. Discounts for restriction on the sale of investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

     Investments consist primarily of preferred stock and debt securities obtained from portfolio companies under SBIC investment regulations. The financial statements include securities valued at $24,342,250 and $37,135,810 at June 30, 1999 and March 31, 2000 (89.8% and 92.9% of
     assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

                                                                    (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and March 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

(4)  Net Increase in Stockholders' Equity Resulting from Operations Per Share

     The following table sets forth the calculation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and nine months ended March 31, 1999 and 2000:

                                                              Three months ended          Nine months ended
                                                                    March 31,                  March 31,
                                                              1999          2000          1999          2000
                                                              ----          ----          ----          ----
     Basic net increase in stockholders'
        equity resulting from operations
        per share:
           Net increase in stockholders'
              equity resulting from
              operations                                   $  546,142     1,195,486       748,249     3,708,831
                                                           ==========    ==========    ==========    ==========
           Weighted average number of
              common shares outstanding                     1,581,430     1,581,430     1,581,430     1,581,430
                                                           ==========    ==========    ==========    ==========
     Basic net increase in stockholders'
        equity resulting from operations
        per share                                          $     0.35          0.76          0.47          2.35
                                                           ==========    ==========    ==========    ==========

     Diluted net increase in stockholders'
        equity resulting from operations
        per share:
           Net increase in stockholders'
              equity resulting from
              operations                                   $  546,142     1,195,486       748,249     3,708,831
                                                           ==========    ==========    ==========    ==========
           Weighted average number of
              common shares outstanding                     1,581,430     1,581,430     1,581,430     1,581,430
           Dilutive effect of stock options
              (as determined using the
              treasury stock method)                                -         2,236             -         5,676
                                                           ----------    ----------    ----------    ----------
           Adjusted weighted average
              number of common shares
              outstanding                                   1,581,430     1,583,666     1,581,430     1,587,106
                                                           ==========    ==========    ==========    ==========
     Diluted net increase in stockholders'
        equity resulting from operations
        per share                                          $     0.35          0.75          0.47          2.34
                                                           ==========    ==========    ==========    ==========

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 1999 and March 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

(5)  Stockholders' Equity

     Stock Dividend

     On December 7, 1999, the Company declared a 6% stock dividend to shareholders of record as of January 14, 2000. On January 31, 2000, the Company issued 89,493 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings and capitalized as common stock and additional paid-in capital. Historical earnings per share, weighted average shares outstanding and net asset value per share have been restated to reflect the 6% stock dividend.

     Capitalization of Undistributed Accumulated Earnings

     Effective December 7, 1999, the Executive Committee of the Company's Board of Directors and the Small Business Administration approved the capitalization of $1,200,000 of the Company's undistributed accumulated earnings.

(6)  Subsequent Event

     Subsequent to March 31, 2000, the stock market experienced a correction, significantly impacting many stocks in the high tech sector. As a result, the Company's publicly traded investments experienced a decline in value from amounts reported as of March 31, 2000. Based on the stock trading values as of May 4, 2000, the Company has incurred an after tax unrealized loss on investments amounting to approximately $1.3 million since March 31, 2000.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

The Company's investment portfolio at June 30, 1999, consisted of the following:

                                                                    Cost or
                                                                  Contributed
Debt Securities:                                     Maturity        Value         Fair Value
----------------                                     --------        -----         ----------
 Avery Communications, Inc.
   Convertible Note                                  12/10/02     $   350,000      $   350,000
 Divaris Consolidated Investments, Inc.               6/29/04       1,100,000        1,100,000
 Extraction Technologies of VA, LLC                   7/22/03         900,000          900,000
 JMS Worldwide, Inc.                                  7/31/03       1,000,000        1,000,000
 Diversified Telecom, Inc.                             Demand         133,837          133,837
 Diversified Telecom, Inc.                            5/19/02         152,145          152,145
 The Netplex Group, Inc.                              2/25/04         758,319          758,319
 SECC (formerly MilleCom, Inc.)                       3/31/04         900,000          900,000
 SECC (formerly MilleCom, Inc.)                       5/11/04         360,000          360,000
 DigitalSquare.com Convertible Note                  12/31/99         500,000          500,000
 ISR Solutions, Inc.                                  6/30/04         740,167          740,167
                                                                  -----------      -----------

   Total debt securities                                            6,894,468        6,894,468
                                                                  -----------      -----------

                                                       Number
Equity Investments:                                  of Shares
-------------------                                  ---------
 Publicly-Traded Companies:
  Avery Communications, Inc. Common Stock             245,000         249,900          223,685
  Netplex Group, Inc. Preferred Stock               1,500,000       1,500,000        1,500,000
  Netplex Group, Inc. Common Stock*                   165,000         237,000          427,425
  Electronic Business Systems, Inc.
   (formerly Triangle Imaging Group,
   Inc.) Preferred Stock                              150,000       1,321,500        1,321,500
  Electronic Business Systems, Inc.
   (formerly Triangle Imaging Group,
   Inc.) Convertible Preferred Stock                      700         700,000          700,000
  Electronic Business Systems, Inc.
   (formerly Triangle Imaging Group,
   Inc.) Common Stock*                                500,000         225,000          273,500

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

                                                                    Cost or
                                                   Number of      Contributed       Fair Market
Equity Investments, Continued:                       Shares          Value             Value
------------------------------                     ---------      -----------       -----------
Equity Investments in Private Companies:
 Real Time Data Management Services, Inc.
  Preferred Stock                                        400      $    369,334      $    557,479
 Coddle Roasted Meats, Inc. Common Stock               1,200               120               120
 Delta Education Systems, Inc. Preferred
  Stock                                                1,625         1,584,643         1,584,643
 Diversified Telecom, Inc. Preferred Stock             1,500         1,500,000         1,500,000
 Crispies, Inc. Preferred Stock                          400           397,760           397,760
 Triangle Biomedical Sciences Preferred
  Stock                                                1,000         1,000,000         1,000,000
 JMS Worldwide, Inc. Preferred Stock                   1,500         1,500,000         1,500,000
 EPM Development Systems, Corp. Preferred
  Stock                                                1,500         1,490,527         1,490,527
 Fire King International Preferred Stock               2,000         2,000,000         2,000,000
 QuesTech Packaging, Inc. Preferred Stock                600           600,000           600,000
 SECC (formerly MilleCom, Inc.) Common
  Stock                                                   60                60                60
 Eton Court Asset Management, Ltd.
  Preferred Stock                                      1,000           966,457           966,457
 Fairfax Publishing Co., Inc. Preferred
  Stock                                                1,100         1,027,626         1,027,626
                                                                 -------------     -------------

     Total equity investments                                       16,669,927        17,070,782
                                                                 -------------     -------------


                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

                                                                     Cost or
                                  Number of      Percentage        Contributed       Fair Market
Stock Options and Warrants:         Shares        Ownership           Value             Value
---------------------------         ------        ---------           -----             -----
Publicly-Traded Companies:
 Avery Communications, Inc.         126,000            0.00     $            -     $           -
 Netplex Group, Inc. *               75,000            0.70                  -            74,100
 Electronic Business Systems,
  Inc. (formerly Triangle
  Imaging Group, Inc.) *             20,000            0.14                  -                 -
Private Companies:
 Real Time Data Management
  Services, Inc.                        125           29.41            115,000           122,000
 Delta Education Systems, Inc.          639           39.00             48,200            48,200
 Diversified Telecom, Inc.            8,998           15.00                  -                 -
 Crispies, Inc.                         524            6.37              2,800             2,800
 Triangle Biomedical Sciences        23,260            6.57                  -                 -
 Extraction Technologies of
  VA, LLC                                 -           15.00                  -                 -
 JMS Worldwide, Inc.                    199            5.00                  -                 -
 EPM Development Systems, Corp.          87            8.00             11,600            11,600
 Fire King International                  -            3.75                  -                 -
 QuesTech Packaging, Inc.                 -           12.50                  -                 -
 SECC (formerly MilleCom, Inc.)     150,000            3.15                  -                 -
 Eton Court Asset Management,
  Ltd.                               14,943           13.00             34,700            34,700
 Fairfax Publishing Co., Inc.           526           16.50             73,600            73,600
 ISR Solutions, Inc.                476,951            6.00             10,000            10,000
                                                                --------------     -------------
     Total options and warrants
                                                                       295,900           377,000
                                                                --------------     -------------

     Total investments                                          $   23,860,295     $  24,342,250
                                                                ==============     =============

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------
The Company's investment portfolio at March 31, 2000 (unaudited) consisted of the following:

                                                                          Cost or
                                                                        Contributed
Debt Securities:                                       Maturity            Value             Fair Value
---------------                                       ----------           -----             ----------
 Avery Communications, Inc. Convertible
  Note *                                                12/10/02        $     350,000       $      476,000
 Extraction Technologies of VA, LLC                      7/22/03              900,000              900,000
 Extraction Technologies of VA, LLC                      8/31/04              202,316              202,316
 Extraction Technologies of VA, LLC                      11/2/04              373,711              373,711
 Extraction Technologies of VA, LLC                       2/7/05              263,742              263,742
 Extraction Technologies of VA, LLC                      2/25/05               97,409               97,409
 Extraction Technologies of VA, LLC                      3/14/05               95,584               95,584
 JMS Worldwide, Inc.                                     7/31/03              950,000              950,000
 Diversified Telecom, Inc.                                Demand               93,252               93,252
 Diversified Telecom, Inc.                               5/19/02              156,387              156,387
 SECC (formerly MilleCom, Inc.)                          3/31/04              900,000              900,000
 SECC (formerly MilleCom, Inc.)                          5/11/04              360,000              360,000
 ISR Solutions, Inc.                                     6/30/04              741,667              741,667
 Fire King International                                  Demand              550,000              550,000
 TABET Manufacturing Co., Inc.                          12/31/04              278,764              278,764
 National Assisted Living, LP                           12/31/04            1,370,184            1,370,184
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)                1/31/05              390,477              390,477
                                                                        -------------        -------------

     Total debt securities                                                  8,073,493            8,199,493
                                                                        -------------        -------------

                                                        Number
Equity Investments:                                   of Shares
------------------                                    ---------
Publicly-Traded Companies:
 Avery Communications, Inc. Common Stock                 245,000              249,900              490,000
 Netplex Group, Inc. Common Stock                         66,400              464,800              662,008
 Netplex Group, Inc. Preferred Stock                   2,300,000            1,115,826            1,115,826
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Preferred Stock                                        150,000            1,346,004            1,346,004
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Convertible Preferred Stock                                700              700,000              700,000
 Electronic Business Systems, Inc.
  (formerly Triangle Imaging Group, Inc.)
  Common Stock *                                         500,000              225,000              125,000

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

                                                                         Cost or
                                                        Number of      Contributed        Market Value
                                                         Shares           Value               Fair
                                                         ------           -----               ----
Equity Investments, Continued:
------------------------------
Equity Investments in Private Companies:
 Real Time Data Management Services, Inc.
  Preferred Stock                                          300              285,703           449,024
 Delta Education Systems, Inc. Preferred Stock           1,625            1,591,873         1,591,873
 Diversified Telecom, Inc. Preferred Stock               1,500            1,500,000         1,500,000
 Crispies, Inc. Preferred Stock                            400              398,180           398,180
 Triangle Biomedical Sciences Preferred Stock            2,000            1,882,109         1,882,109
 JMS Worldwide, Inc. Preferred Stock                     1,500            1,500,000         1,500,000
 EPM Development Systems, Corp. Preferred Stock          1,500            1,492,267         1,492,267
 Fire King International Preferred Stock                 2,000            2,000,000         2,000,000
 QuesTech Packaging, Inc. Preferred Stock                1,200            1,200,000         1,200,000
 SECC (formerly MilleCom, Inc.) Common Stock                60                   60                60
 Eton Court Asset Management, Ltd.
  Preferred Stock                                        1,000              971,662           971,662
 Fairfax Publishing Co., Inc. Preferred Stock            1,100            1,038,667         1,038,667
 DigitalSquare.com Convertible Preferred Stock       1,210,739            1,513,425         1,513,425
 Answernet, Inc. Preferred Stock                           550              296,554           296,554
 Answernet, Inc. Preferred Stock                           700              369,691           369,691
 ISR Solutions, Inc. Preferred Stock                       500              497,260           497,260
 Capital Markets Group, Inc. Preferred Stock             1,500            1,500,000         1,500,000
 Jubilee Tech International, Inc.
  Convertible Preferred Stock                        2,444,444            1,962,699         1,962,699
                                                                        -----------       -----------
     Total equity investments                                            24,101,680        24,602,309
                                                                        -----------       -----------

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

                                                                         Cost or
                                       Number of       Percentage      Contributed      Fair Market
                                        Shares         Ownership          Value            Value
                                        ------         ---------          -----            -----
Stock Options and Warrants:
--------------------------
 Publicly-Traded Companies:
  Avery Communications, Inc.*           126,000             0.00        $       -         $    25,200
  Netplex Group, Inc.                   300,000             2.10          900,000           1,791,000
  Electronic Business Systems,
    Inc. (formerly Triangle
    Imaging Group, Inc.)*                56,000             0.39                -              14,000
 Private Companies:
  Real Time Data Management
    Services, Inc.                          125            29.41          115,000             150,000
  Delta Education Systems, Inc.             639            39.00           48,200              69,546
  Diversified Telecom, Inc.               8,998            15.00                -                   -
  Crispies, Inc.                            524             6.37            2,800               2,800
  Triangle Biomedical Sciences           50,743            11.70          127,449             127,449
  Extraction Technologies of
    VA, LLC                                   -            39.00          337,567             337,567
  JMS Worldwide, Inc.                       199             5.00                -                   -
  EPM Development Systems, Corp.             87             8.00           11,600              11,600
  Fire King International                     -             3.75                -                   -
  QuesTech Packaging, Inc.                    -            12.50                -                   -
  SECC (formerly MilleCom, Inc.)        150,000             3.15                -                   -
  Eton Court Asset Management, Ltd.      14,943            13.00           34,700              34,700
  Fairfax Publishing Co., Inc.              526            16.50           73,600              73,600
  ISR Solutions, Inc.                   550,973             7.20           12,936              12,936
  DigitalSquare.com                      81,074             5.70                -                   -
  Answernet, Inc.                        69,837            17.64          601,210             601,210

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 1999 and March 31, 2000

--------------------------------------------------------------------------------

                                                                          Cost or
Stock Options and Warrants,             Number of      Percentage       Contributed       Fair Market
--------------------------
Continued:                               Shares        Ownership           Value             Value
---------                                ------        ---------           -----             -----
 Private Companies (cont):
  TABET Manufacturing Co., Inc.         500,000             20.00       $    175,400      $    175,400
  National Assisted Living, LP                -             15.00            667,000           667,000
  Capital Markets Group, Inc.         2,294,118             15.00                  -                 -
  Jubilee Tech
   International, Inc.                  400,000              1.60            240,000           240,000
                                                                        ------------      ------------
     Total options and
       warrants                                                            3,347,462         4,334,008
                                                                        ------------      ------------
     Total investments                                                  $ 35,522,635      $ 37,135,810
                                                                        ============      ============

*    Represents Rule 144A restricted securities

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 .      General

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

       The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of interest expense to fund its portfolio growth, payroll and other expenses incidental to operations. Waterside currently has 8 full time employees and 2 offices from which it operates - Norfolk and Richmond, Virginia.


 .      Results of Operations

       Comparison of Three Months Ended March 31, 2000, and March 31, 1999

       For the three months ended March 31, 2000, total operating income was $1,215,000 as compared to the $686,000 reported during the same quarter of 1999, a 77% increase. The increase in operating income is due to additional dividend, interest and fee income generated as a result of the growth in the company's investment portfolio over the past year. The 2000 operating income consisted of dividends of $677,000, interest on debt securities of $314,000, fee income of $223,000, and interest on cash equivalents of $1,000.

       Total operating expenses for the three months ended March 31, 2000, were $767,000, consisting of interest expense of $340,000, salary and benefits of $263,000, legal and accounting expenses of $40,000, and other operating expenses of $124,000. These expenses compared to the $384,000 reported for the three months ended March 31, 1999, consisting of interest expense of $106,000, salary and benefits of $176,000, legal and accounting expenses of $25,000, and other operating expenses of $77,000. The significant increase in interest expense for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, is due to the increase in borrowings to fund the growth in the Company's investment portfolio. Net operating income of $504,000 for the three months ended March 31, 2000, compared favorably to the $271,000 reported for the three months ended March 31, 1999.

       The Company recorded realized gains on investments, net of taxes, of $766,000 in the three months ended March 31, 2000 as compared to the $147,000 recorded in the corresponding quarter in the previous year. The change in unrealized appreciation on investments, net of taxes, declined to ($74,000) in the three months ended March 31, 2000, as compared to the $128,000 increase in the comparable period of 1999. The significant increase in realized gain on investments is due primarily to the increase in market price of our holdings in The Netplex

       Group, Inc. (NASDAQ:NTPL) which saw its per-share market price improve significantly during the quarter. Net of taxes, total realized and unrealized gains on investments added $692,000 to total income or $.44 per share during the quarter ended March 31, 2000.

       Subsequent to March 31, 2000, the stock market experienced a correction significantly impacting many stocks in the high tech sector. As a result, the Company's publicly traded investments experienced a decline in value from amounts reported as of March 31, 2000. Based on the stock trading values as of May 4, 2000, the Company has incurred an after tax unrealized loss on investments amounting to approximately $1.3 million since March 31, 2000.


       Comparison of Nine months ended March 31, 2000, and March 31, 1999

       For the nine months ended March 31, 2000, total operating income was $3,035,000 compared to $1,957,000 for the same period of 1999. The increase in operating income is due to additional dividend, interest and fee income generated as a result of the growth in the Company's investment portfolio. The operating income for the nine months ended March 31, 2000, consisted of dividends of $1,717,000, interest on debt securities of $707,000, fee income of $579,000, and interest on cash equivalents of $32,000.

       Total operating expenses for the nine months ended March 31, 2000 were $1,967,000, consisting of $834,000 in interest expense, $692,000 in salary and benefits, $113,000 in legal and accounting, and $328,000 in other operating expenses. These expenses compared to the $1,100,000 reported for the nine months ended March 31, 1999, consisting of $211,000 in interest expense, $552,000 in salary and benefits, $69,000 in legal and accounting, and $268,000 in other operating expenses. The significant increase in interest expense for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, is due to the increase in borrowings to fund the growth in the Company's investment portfolio. Net operating income of $1,253,000 for the nine months ended March 31, 2000 compared favorably to the $799,000 reported for the nine months ended March 31, 1999.

       The Company recorded realized gains on investments, net of taxes, of $1,752,000 in the nine months ended March, 31, 2000 as compared to $234,000 in 1999. The net unrealized appreciation on investments, net of taxes, increased to $704,000 in the nine months ended March 31, 2000 as compared to the $285,000 decrease in the comparable period of 1999. The significant increase in realized gains on investments and change in unrealized appreciation on investments for the nine months ended March 31, 2000 is a direct result of the holdings in The Netplex Group, Inc., previously discussed.


 .      Financial Condition, Liquidity And Capital Resources

       For the nine months ended March 31, 2000, the company funded $13.4 million in investments consisting of $6.7 million in five new portfolio companies and $6.7 million in additional investments made in existing investees. To partially fund these new investments, the Company borrowed $7.0 million from the SBA through debentures payable during the nine months ended March 31, 2000. The Company also received $1,455,000 in proceeds from the repayment of stockholders' notes receivable and $4,807,000 from the repayment or redemption of certain of its investments during the nine months ended March 31, 2000.

       Net asset value per common share increased to $12.16 per share at March 31, 2000, from $8.90 per share at June 30, 1999, of which $2.35 per share ($3.7 million) resulted from operations and $0.91 per share resulted from the repayment of stockholders' notes receivable of $1,455,000.

       During the nine months ended March 31, 2000, cash used in operating activities was $595,000 as compared to the $631,000 provided during the nine months ended March 31, 1999. Although net operating income increased for the nine months ended March 31, 2000, the income taxes on realized gain on investments also increased and the changes in assets and liabilities from operating activities have resulted in the decrease in cash provided by operating activities. The Company used $7,133,000 in investing activities during the nine months ended March 31, 2000, as compared to the $9,044,000 used for the nine months ended March
       31, 1999. The decrease is primarily due to $2,646,000 of repayments of both stockholder notes and investee loans. Cash flows provided by financing activities for the nine months ended March 31, 2000 were $7,178,000 compared to $6,100,000 for the nine months ended March 31, 1999. Both amounts resulted from net borrowings to finance the growth in the Company's investment portfolio.


 .      Quantitative and Qualitative Disclosure About Market Risk

       The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

       The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's twenty-four investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-one investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity securities of $28.9 million at March 31, 2000, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

       The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders' equity resulting from operations by less than 4% over a nine month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.


 .      The Year 2000

       Although January 1, 2000 has passed and the Company is currently unaware of any significant Year 2000 issues, circumstances related to these issues could arise throughout the course of the current year, and they could have a material adverse impact on the Company's business, results of operations and financial condition. In addition, the Company is currently unaware of any significant Year 2000 issues related to its portfolio companies; however, circumstances related to these issues could arise at one or more of the portfolio companies that could have a material adverse impact on the value of the Company's portfolio investments, results of operations and financial condition.


 .      Forward-Looking Statements

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

       Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may effect the company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits required by Item 601 of Regulation S-K:

               27 Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 5th day of May, 2000.


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