Form 10-K
period 2000-06-30
WATERSIDE CAPITAL CORP
filed 2000-09-13
CIK 924095

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

          The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2000: Common Stock - $10,279,295.

     The number of shares outstanding of the registrant's common stock as of August 31, 2000: 1,581,430.

                         WATERSIDE CAPITAL CORPORATION
                                 2000 FORM 10-K
                               TABLE OF CONTENTS


PART I..................................................................................................................   1
 Item 1.     Business...................................................................................................   1
 Item 2.     Properties.................................................................................................  14
 Item 3.     Legal Proceedings..........................................................................................  15
 Item 4.     Submission of Matters to a Vote of Security Holders........................................................  15
PART II.................................................................................................................  15
 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................................  15
 Item 6.     Selected Financial Data....................................................................................  15
 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................  15
 Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..................................................  15
 Item 8.     Financial Statements and Supplementary Data................................................................  16
 Item 9.     Changes in and Disagreements with Accountants..............................................................  16
PART III................................................................................................................  16
 Item 10.    Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance  16
 Item 11.    Executive Compensation.....................................................................................  16
 Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................................  17
 Item 13.    Certain Relationships and Related Transactions.............................................................  17
PART IV.................................................................................................................  17
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................  17

                      Documents Incorporated by Reference

     Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the "2000 Proxy Statement") to be used in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1.  Business

The Company

     Waterside Capital Corporation (the "Company") is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a small business investment company (an "SBIC") under the Small Business Investment Act of 1958, as amended (the "SBA Act"). The Company invests in equity and debt securities of small businesses to finance their growth, expansion and modernization. Its equity investments have generally been in the form of preferred stock bearing current-pay dividends. The weighted average dividend on its preferred stock investments is currently 10.99%. The Company also provides long-term loans at similar rates. The weighted average annual interest rates on its loans is currently 13.85%. To date, the Company has made most of its investments in preferred stock because, as an SBIC, its dividend income is non-taxable. Its equity and debt financings are generally coupled with warrants to acquire common stock representing a minority interest in its portfolio companies. The Company seeks to achieve current income from origination fees, preferred stock dividends and interest on loans, as well as long-term growth in the value of its net assets through the appreciation of its common stock positions in portfolio companies.

     The Company began business operations in July 1996 after receiving its SBA license and closing its initial private placement of Common Stock. The Company made its first portfolio investment in October 1996 and, as of the date of this Report, has approximately $35.9 million in investments in 25 portfolio companies.

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

     The Company generally expects to make future investments ranging from $500,000 to $2,500,000 in equity and debt securities of small businesses, although under special circumstances, its investments may be less than or exceed this range. The Company believes that investments of this size will be appropriate given the size of its Private Capital (defined as eligible capital paid for capital stock and additional paid-in capital) base and that non-traditional lenders and investors often focus on larger investments and reject attractive companies with funding needs in this range.

     To expand its investment opportunities, the Company is also investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds.

     The Company raised its Private Capital through private investments by individuals, businesses, financial institutions and governmental entities located primarily in eastern Virginia and through its January 1998 public offering. Its Private Capital includes approximately $1.5 million invested by certain "accredited" investors in the form of recourse promissory notes representing the balance of the unpaid purchase price of Common Stock, which were payable on or before December 31, 1999. All of these notes have now been paid.

     To fund its equity investments and debt financings, the Company has used the cash portion of its Private Capital as well as borrowed funds from the SBA
("SBA Debentures") which are available to the Company for up to 10 years.   At
June 30, 2000, the Company had drawn down debentures totaling $19.3 million payable to the SBA. The $6,000,000 drawn during the second quarter of 1999 bears interest at a fixed interest rate of 7.240% including an annual servicing fee of 1.0%, and matures March 1, 2009. Interest on the $6,300,000 drawn down in the fourth quarter of 1999 is payable at a fixed interest rate of 8.22%, including an annual servicing fee of 1.0%, and matures on September 1, 2009. In third quarter of 2000, the Company drew down debentures totaling $7.0 million which bear interest at a fixed interest rate of 8.64%, including an annual service fee of 1.0%, and which matures on March 1, 2010. The debentures require semi-annual payments of interest only, with all principal due upon maturity.
The SBA Debentures are subject to a prepayment penalty. In addition to the periodic interest rate described above, the Company pays a 1.0% one-time fee on all SBA Debentures at the time of approval by the SBA and a 2.5% one-time fee on amounts actually drawn by the Company.

     Incorporated in Virginia on July 13, 1993, the Company is registered under the Investment Company Act of 1940 (the "Investment Act"). Its main office is located at 300 East Main Street, Suite 1380, Norfolk, Virginia 23510, and its telephone number is (757) 626-1111). The Company also maintains an office at 11921 Freedom Drive, Suite 920, Reston, Virginia 20190.

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

Selection Of Investment Opportunities

     The Company has invested, and expects to continue investing, in a wide range of businesses -- from technology companies to manufacturing and service firms. Since making its first investment in late 1996, the Company has identified certain key elements for investing in emerging growth small businesses. The Company initiates its investment decisions by analyzing traditional criteria for making any equity investment or granting any credit: character, collateral, growth potential, capacity to repay, financial and credit history and other factors. After an initial screening based on these factors, management recommends to the Executive Committee investments in those small businesses it believes will succeed and contribute to the profitability of the Company. In general, although obviously involving substantially more risk, providing growth capital to small businesses can generate a higher return on investment because these companies often have higher growth rates of revenues and profits than larger, more established firms. The Company does not focus on making loans to or investments in start-up and early stage companies that may have difficulty making current dividends or interest payments although during fiscal 2000, it has invested in seven early stage companies and could continue to make such investments in the future.

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

Asset/Risk Management

     Investment in a small business, whether by debt or equity, necessarily involves the risk that the debt will not be repaid or that the equity component will remain illiquid even if the portfolio company performs and underlying value is present. The Company has recorded, realized and unrealized losses on some of its investments and expects that losses will occur in its investments in the future. Management attempts to minimize any such losses through several strategies.

     Limitation on investments in one borrower. Except with prior SBA approval, SBA regulations allow only up to 20% of an SBIC's Regulatory Capital (defined as Private Capital less certain non-cash assets) to be committed to one portfolio company. Currently, this would allow the Company to invest up to $3.2 million in one portfolio company. The Company has adopted a policy allowing an investment to approach this outside limit only in rare circumstances. The Company's largest investment in any one portfolio company is currently $2.6 million.

     Appropriate underwriting standards. Management analyzes each proposed transaction. If analysis does not reveal an investment meeting the Company's underwriting standards, management promptly notifies the applicant business of the denial of its funding request. Management examines numerous applications for every one recommended to the Executive Committee.

     Executive Committee approval. If the investment appears to management to meet Company underwriting standards, it must be presented to the Executive Committee for additional evaluation and approval. The Executive Committee rejected a number of investments in 2000.

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

Portfolio Companies

     As of the date of this Report, the Company has approximately $35.9 million invested in 25 portfolio companies.

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

     To be eligible to use funds provided by the SBA, an SBIC must obtain a license and satisfy other requirements. The need for SBA Leverage must be established. To establish need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA Leverage. Other requirements include compliance with SBA regulations, adequacy of capital and meeting liquidity standards. An SBIC's license entitles an SBIC to apply for SBA Leverage, but does not assure it will be available or that, if available, it will be available at the level of the relevant matching ratio. Availability depends on the SBIC's continued regulatory compliance and sufficient SBA Leverage being available when the SBIC applies to draw down SBA Leverage.

     SBIC's may obtain up to $105.2 million in SBA Leverage in the following ratios:

        LEVERAGEABLE CAPITAL                      MATCHING RATIO                          SBA LEVERAGE
   First $17.5 million                                  3:1                              $52.5 million
   Second $17.6 million                                 2:1                              $35.2 million
   Third $17.5 million                                  1:1                              $17.5 million


     SBA Debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA Debentures may be prepaid with a penalty during the first 5 years, and then are prepayable without penalty. The Company currently has been approved to obtain SBA Leverage at the 2:1 Matching Ratio and management does not believe that it is likely that it will be approved at the 3:1 Matching Ratio in the foreseeable future.

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

Employees

     The Company has seven full-time employees. The Company has maintained, and intends to continue to maintain, low personnel overhead by extensively utilizing, in particular, the members of the Executive Committee and the members of its Board of Directors, for business referrals, marketing, investment analysis and due diligence reviews.

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

          Name and Address                          Age                   Position and Offices with the Company
J. W. Whiting Chisman, Jr.                           59                     Member of Executive
226 Creekview Lane                                                          Committee and Director
Hampton, VA  23669

Ernest F. Hardee                                     60                     Member of Executive
100 E. 15th Street                                                          Committee and Director
Norfolk, VA  23510

J. Alan Lindauer                                     61                     Chairman of Executive
300 East Main Street                                                        Committee, Director, President And
Suite 1380                                                                  Chief Executive Officer
Norfolk, VA  23510

James S. Long                                        41                     Vice President and Business Development
11921 Freedom Drive                                                         Officer
Suite 920
Reston, VA 20190

Robert I. Low                                        63                     Member of Executive
P. O. Box 3297                                                              committee and Director
Norfolk, VA 23514

Gerald T. McDonald                                   53                     Chief Financial Officer,
1501 Layden Cove Way                                                        Secretary and Treasurer
Virginia Beach, VA  23454

Peter M. Meredith, Jr.                               48                     Member of Executive Committee
P. O. Box 11265                                                             Chairman of the Board of Directors
Norfolk, VA  23517

Charles H. Merriman, III                             66                     Member of Executive Committee and Director
5507 Cary Street Road
Richmond, VA 23226

R. Scott Morgan                                      55                     Member of Executive
316 Court Street                                                            Committee and Director
Portsmouth, VA  23704

Richard G. Ornstein                                  58                     Member of Executive
524 Fisherman's Bend                                                        Committee And Director
Virginia Beach, VA 23451

Martin N. Speroni                                    35                     Vice President and
300 East Main Street                                                        Director of Research
Suite 1380
Norfolk, VA 23510

Lex W. Troutman                                      47                     Vice President and Business
300 East Main Street                                                        Development Officer
Suite 1380
Norfolk, VA 23510

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

     James Long has served as Vice President of the Company since March 2000. From February 1996 through March 2000, he was a portfolio manager for Winston Partners Group.

     Robert I. Low has served as a director of the Company since July 1993. Mr. Low is a senior partner of Goodman & Company, a firm of Certified Public Accountants. He has been with that firm since 1969.

     Gerald T. McDonald serves as Secretary, Treasurer and Chief Financial Officer of the Company effective February 1, 1998. During 1997, Mr. McDonald was Virginia Financial Manager of Branch Bank & Trust Corp. From 1987 through July 1996, Mr. McDonald was Chief Financial Officer of Commerce Bank.

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

     Other Members of the Board of Directors. The Company's existing Board of Directors has 20 members of which 18 will be nominated for re-election at the Company's 2000 Annual Meeting. Directors hold office until expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Officers of the Company serve at the discretion of the Board of Directors, subject to any employment contract rights. The following table sets forth the names, addresses and ages of all directors of the Company who are not members of the Executive Committee. Information concerning their principal occupation and background follows.

          Name and Address                          Age                    Position and Offices With the Company
James E. Andrews                                     62                                  Director
109 East 40th Street
Norfolk, VA  23504

Jeffrey R. Ellis                                     56                                  Director
513 Kerry Lane
Virginia Beach, VA  23451

Eric L. Fox                                          53                                  Director
1412 Whittier Road
Virginia Beach, VA  23454

Marvin S. Friedberg                                  57                                  Director
8204 Ocean Front
Virginia Beach, VA 23451

Roger L. Frost                                       68                                  Director
1700 Grove Court
Norfolk, VA  23503

Henry U. Harris, III                                 47                                  Director
500 E. Main Street, Suite 1500
Norfolk, VA  23510

Harold J. Marioneaux, Jr.                            44                                  Director
504 Mill Stone Road
Chesapeake, VA  23320

Augustus C. Miller                                   66                                  Director
1000 E. City Hall Avenue
Norfolk, VA  23504

Juan M. Montero, II                                  58                                  Director
2147 Old Greenbrier Road
Chesapeake, VA  23320

Jordan E. Slone                                      37                                  Director
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

     The Members of the Audit Committee are Messrs. Low and Frost. The Audit Committee recommends selection of the Company's independent accountants and reviews the scope of the annual audit and the results of the audit with management and the independent accountants.


Risk Factors

     Prospective investors in the Company's Common Stock should consider carefully the specific factors set forth below as well as the other information included in this Report. All statements and information in this Report, other than statements of historical fact, are forward-looking statements based on a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward-looking statements may be identified by the use of words like "believe," "expect," "intend," "target" and "anticipate" and concern, among other things, the Company's ability to identify profitable investments in small businesses, manage payment defaults, value its portfolio accurately and realize value from its investments in the securities of small businesses. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company's business, financial condition and results of operations. These factors include competitive pressures, local, regional and national economic conditions, governmental regulation and policies and other conditions affecting capital markets. The following factors should be carefully considered, together with other information in this Report.

     Investments in Small, Privately Owned Companies. The Company's portfolio consists of equity and debt securities issued by small, privately owned businesses that, under SBA regulations, must have a tangible net worth of less than $18 million and average net income after federal income tax for the preceding two years of $6 million or less (computed without benefit of any carryover loss). Furthermore, 20% of the Company's portfolio must consist of investments in smaller enterprises with a net worth of not more than $6 million and average net income after federal income tax for the preceding two years of $2 million or less (computed without benefit of any carryover loss). See "Regulation." The Company's equity investments in these small businesses have primarily been in the form of preferred stock or subordinated debt, coupled with warrants to acquire shares of common stock. There is generally no publicly available information about such companies, so the Company must rely on the diligence of its employees and agents to obtain information in connection with the Company's investment decisions. Typically, small businesses depend for their success on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, small businesses frequently have smaller product lines and market shares than their competitors, may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial variations in operating results. During fiscal 2000, the Company realized a loss of $527,500 on a privately held company in its portfolio. Investment in small businesses therefore involves a high degree of business and financial risk, can result in substantial losses and should be considered highly speculative. See "Investment Policies."

     Payment Defaults. Generally, the Company makes current-pay, dividend-bearing preferred stock investments in, and nonamortizing, five-year term loans with fixed or variable rates of interest to, small businesses that have limited financial resources and are able to obtain only limited financing from traditional sources. Its loans may or may not be secured by the assets of the borrower. A portfolio company's ability to pay preferred stock dividends or to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, the death, disability or resignation of senior management, a downturn in its industry or negative economic conditions. During fiscal 2000, one portfolio company defaulted on quarterly dividend payments and one portfolio company defaulted on quarterly interest payments. A deterioration in a portfolio company's financial condition and prospects usually will be accompanied by a deterioration in the value of its preferred stock or any collateral for a loan. As a holder of preferred stock, the Company is always subordinate to any indebtedness of the portfolio company and, when the Company is not the senior lender, any collateral for a loan will be subordinate to another lender's security interest.

     Limited Operating History. The Company obtained its license from the SBA in May 1996 and made its first portfolio investment in October 1996. The vast majority of its investments have been made since the closing of its initial public offering in February 1998. Accordingly, its operating history is extremely limited. Since that time, it has made only 13 loans and 19 equity
investments.   The Company continues to hold its equity positions, and
anticipates holding them for an extended period of time. See "Investment Policies." The Company has a very limited history of realized profits in its investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Determination of Net Asset Value." The Company has not operated in recessionary economic periods when the operating results of small business companies like those in the Company's portfolio often are adversely affected.

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


     Valuation of Portfolio. Typically, no public market exists for the equity or debt securities of small, privately owned companies. As a result, in the absence of readily ascertainable market values, the valuation of securities in the Company's portfolio is made by the good faith determination of the Company's Executive Committee in accordance with the SBA's model valuation policy, which the Company has adopted. The estimated values may differ significantly from the values that would have been established had a ready market for the securities existed, and the differences could be material. Unlike commercial lending institutions, the Company does not establish reserves for investment losses, but revalues its portfolio on a quarterly basis to reflect the Company's estimate of the current fair value of the investment portfolio. There can be no assurance that this estimate is accurate and that the Company will not ultimately suffer losses on its investments. The Company currently has invested in three small publicly-held portfolio companies whose stock prices have been, and will likely continue to be, very volatile. This volatility impacts the Company's overall valuation on a quarterly basis. See "Determination of Net Asset Value."

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

     Leverage. An important aspect of the Company's long term strategy in achieving investment returns is the use of SBA Debentures. Obtaining a license as an SBIC does not insure that the Company will be able to obtain funds from the SBA ("SBA Leverage") in the amounts required to optimize investment returns. The amount of available SBA Leverage is determined by annual Congressional appropriations. While the Company's management believes that adequate SBA Leverage will be available, there can be no assurance that there will be sufficient SBA Leverage available to satisfy the demands of the Company and other SBICs. In addition, given the Company's current capital structure, it is unlikely that additional SBA Leverage will be available to the Company unless the Company is able to raise additional capital. Absent additional capital, it is unlikely that the Company will be able to continue to grow the size of its portfolio through additional investments at the rate it has over the last two years.

     The Company has currently issued $19.3 million of SBA Debentures. This issuance involves associated fixed costs. SBA Debentures require that interest be paid on a current basis and the income from the Company's investments may not be sufficient to make the required payments. Leverage increases the risk of loss because increased operating revenues are needed to make required payments of principal and interest on loans. As such, losses on a small percentage of the Company's investments and loans can result in a much larger percentage reduction in shareholders' equity. See "Business -- SBA Leverage."

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

Item 2.  Properties

     The Company believes that its Norfolk and Reston offices are adequate for its current and near-term future requirements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended June 30, 2000.

                                    PART II

     The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the Waterside Capital Corporation 2000 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Since February 2, 1998, Waterside Capital Corporation Common Stock has traded on the Nasdaq Market under the symbol "WSCC." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the Waterside Capital Corporation 2000 Annual Report, which is incorporated herein by reference.

     As of August 31, 2000, there were approximately 656 holders of the Common Stock, including approximately 106 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Small Business Administration, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

     The Company has not issued any of its authorized preferred stock.

Item 6.  Selected Financial Data

     Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the Waterside Capital Corporation 2000 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                '

     Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Waterside Capital Corporation 2000 Annual Report is incorporated herein by reference.

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

     The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's 25 investments are in thinly traded, small public companies, whose stock prices have been volatile. The other 22 investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $35.9 million at June 30, 2000 would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations in 2000 by less than 18%. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Waterside Capital Corporation, including notes thereto, are presented in the Waterside Capital Corporation 2000 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants

     None.
                                    PART III


     The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 2000 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

     Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in Waterside's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as part of this Report:

          (1)  Financial Statements

               The Consolidated Financial Statements of Waterside Capital Corporation and the Auditor's Report thereon, are incorporated herein by reference.

Financial Statements:
Independent Auditors Report of KPMG LLP
Balance Sheets at June 30, 1999 and 2000
Statements of Operations for the Years ended
          June 30, 1998, 1999 and 2000
Statements of Changes in Stockholders' Equity for
          the Years ended June 30, 1998, 1999, and 2000
 Statements of Cash Flows for the Years ended
          June 30, 1998, 1999 and 2000
Notes to  Financial Statements

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

     (b) Reports on Form 8-K (filed during the fourth quarter of 2000):

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WATERSIDE CAPITAL CORPORATION


                              By:  /s/J. Alan Lindauer
                                   -------------------
                                    J. Alan Lindauer
                                    President and Chief Executive Officer

Dated   September 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title                                Date:

/s/ J. Alan Lindauer                           Director, President                         September 13, 2000
---------------------------------------------  And Chief Executive Officer
J. Alan Lindauer


/s/ James E. Andrews                           Director                                    September 13, 2000
---------------------------------------------
James E. Andrews


/s/ J. W. Whiting Chisman, Jr.                 Director                                    September 13, 2000
---------------------------------------------
J. W. Whiting Chisman, Jr.


/s/ Jeffrey R. Ellis                           Director                                    September 13, 2000
---------------------------------------------
Jeffrey R. Ellis


/s/ Eric L. Fox                                Director                                    September 13, 2000
---------------------------------------------
Eric L. Fox


/s/ Roger L. Frost                             Director                                    September 13, 2000
---------------------------------------------
Roger L. Frost


/s/ Marvin S. Friedberg                        Director                                    September 13, 2000
---------------------------------------------
Marvin Friedberg


/s/ Ernest F. Hardee                           Director                                    September 13, 2000
---------------------------------------------
Ernest F. Hardee


/s/ Henry U. Harris, III                       Director                                    September 13, 2000
---------------------------------------------
Henry U. Harris, III


/s/ Robert L. Low                              Director                                    September 13, 2000
---------------------------------------------
Robert L. Low


/s/ Harold J. Marioneaux, Jr.                  Director                                    September 13, 2000
---------------------------------------------
Harold J. Marioneaux, Jr.

Signature                                             Title                                Date:
/s/ Peter J. Meredith, Jr.                     Chairman of the Board and Director          September 13, 2000
---------------------------------------------
Peter J. Meredith


/s/ Charles H. Merriman, III                   Director                                    September 13, 2000
---------------------------------------------
Charles H. Merriman, III


/s/ Augustus C. Miller                         Director                                    September 13, 2000
---------------------------------------------
Augustus C. Miller


/s/ Juan M. Montero, II                        Director                                    September 13, 2000
---------------------------------------------
Juan M. Montero, II


/s/ R. Scott Morgan, Sr.                       Director                                    September 13, 2000
---------------------------------------------
R. Scott Morgan, Sr.


/s/ Richard G. Ornstein                        Director                                    September 13, 2000
---------------------------------------------
Richard G. Ornstein


/s/ Jordan E. Slone                            Director                                    September 13, 2000
---------------------------------------------
Jordan E. Slone


/s/ Gerald T. McDonald                         Chief Financial Officer                     September 13, 2000
---------------------------------------------  (Principal Accounting and Financial
Gerald T. McDonald                             Officer)

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

     **99.1   The Financial Statements and notes thereto which appear in Waterside Capital
              Corporation 2000 Annual Report to Shareholders (filed as Exhibit 13 to this Form
              10-K) are incorporated herein by reference.
      **99.2  Financial Data Schedule

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**   Filed herewith.