Form 10-Q
period 2000-09-20
WATERSIDE CAPITAL CORP
filed 2000-11-14
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000

                        COMMISSION FILE NO.:  333-36709
                        -------------------------------


                         WATERSIDE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                                    54-1694665
(State of incorporation)                               (I.R.S. Employer Identification Number)

300 EAST MAIN STREET, SUITE 1380, NORFOLK, VIRGINIA                   23510
(Address of principal executive office)                             (Zip Code)

                                (757) 626-1111
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements
for the past 90 days. Yes X     No
                         ---      ---

  As of September 30, 2000, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.

                         WATERSIDE CAPITAL CORPORATION
                                   FORM 10-Q

                               Table of Contents

                                                            Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION:

ITEM 1.   Balance Sheets as of
          June 30, 2000 and September 30, 2000 (unaudited)

          Statements of Income for the Three Months
          Ended September 30, 1999 and 2000 (unaudited)

          Statement of Changes in Shareholders' Equity for the Three Months Ended September 30, 1999 and 2000 (unaudited)

          Statements of Cash Flows for the
          Three Months Ended September 30, 1999 and 2000 (unaudited)

          Notes to Financial Statements (unaudited)

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2000 and September 30, 2000

--------------------------------------------------------------------------------

                                                                                      June 30,     September 30,
                                                                                        2000           2000
                                                                                     ------------  -------------
                                                                                                   (unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 3):
        Equity securities                                                          $  23,237,050 $   22,483,335
        Debt securities                                                                8,877,766      9,687,261
        Options and warrants                                                           3,752,744      4,287,038
                                                                                     ------------  -------------

              Total investments, cost of $37,826,396 and $39,559,033
                 at June 30, 2000 and September 30, 2000, respectively                35,867,560     36,457,634
                                                                                     ------------  -------------

     Current assets:
        Cash and cash equivalents                                                        118,314         62,056
        Dividends receivable                                                             654,767        714,549
        Interest receivable                                                              222,517        218,325
        Note receivable                                                                  237,550        237,550
        Refundable income taxes                                                          323,322        505,322
        Prepaid expenses and other current assets                                        140,403         65,397
                                                                                     ------------  -------------

              Total current assets                                                     1,696,873      1,803,199

     Property and equipment, net                                                         167,919        160,133
     Deferred income taxes                                                               650,000      1,050,000
     Deferred financing costs, net                                                       716,391        782,940
                                                                                     ------------  -------------

              Total assets                                                         $  39,098,743 $   40,253,906
                                                                                     ============  =============

Liabilities and Stockholders' Equity:
     Current liabilities:
        Lines of credit                                                            $   2,200,000 $    1,113,700
        Accounts payable                                                                  31,310         15,328
        Accrued expenses                                                                 733,042        218,544
                                                                                     ------------  -------------

              Total current liabilities                                                2,964,352      1,347,572

     Debentures payable (note 4)                                                      19,300,000     22,400,000
                                                                                     ------------  -------------

              Total liabilities                                                       22,264,352     23,747,572
                                                                                     ------------  -------------

     Stockholders' equity:
        Common stock, $1 par value, 10,000,000 shares authorized,
           1,581,430 issued and outstanding                                            1,581,430      1,581,430
        Preferred stock, $1 par value, 25,000 shares authorized,
           no shares issued and outstanding                                                    -              -
        Additional paid-in capital                                                    14,618,719     14,618,719
        Net unrealized depreciation on investments, net of income taxes               (1,216,357)    (1,925,920)
        Undistributed accumulated earnings                                             1,850,599      2,232,105
                                                                                     ------------  -------------

              Total stockholders' equity                                              16,834,391     16,506,334

     Commitments and contingencies
                                                                                     ------------  -------------

              Total liabilities and stockholders' equity                           $  39,098,743 $   40,253,906
                                                                                     ============  =============

              Net asset value per common share                                     $       10.65 $        10.44
                                                                                     ============  =============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months ended September 30, 1999 and 2000

-----------------------------------------------------------------------------------------------------------------

                                                                                         1999           2000
                                                                                     -------------  -------------
Operating income:
     Dividends                                                                        $   505,652    $   714,347
     Interest on debt securities                                                          191,681        260,455
     Interest on cash equivalents                                                          22,847          6,590
     Fee and other income                                                                 110,000        112,046
                                                                                     -------------  -------------

           Total operating income                                                         830,180      1,093,438
                                                                                     -------------  -------------

Operating expenses:
     Salaries and benefits                                                                217,407        250,537
     Legal and accounting                                                                  24,000         42,381
     Interest expense                                                                     225,223        463,015
     Other operating expenses                                                              78,450        104,999
                                                                                     -------------  -------------

           Total operating expenses                                                       545,080        860,932
                                                                                     -------------  -------------

           Net operating income before income taxes                                       285,100        232,506

Income tax benefit                                                                        (71,000)      (149,000)
                                                                                     -------------  -------------

           Net operating income                                                           356,100        381,506

Change in unrealized depreciation on investments,
     net of income tax benefit of $139,000 and $433,000
     for 1999 and 2000, respectively                                                     (228,322)      (709,563)
                                                                                     -------------  -------------

           Net increase (decrease) in stockholders'
              equity resulting from operations                                        $   127,778    $  (328,057)
                                                                                     =============  =============

Net increase (decrease) in stockholders' equity resulting from
     operations per share - basic and diluted                                         $      0.08    $     (0.21)
                                                                                     =============  =============



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity


Three months ended September 30, 1999 and 2000



                                                           Additional    Net unrealized  Undistributed  Stockholders'     Total
                                   Common stock              paid-in     appreciation    accumulated       notes       stockholders'
                               Shares         Amount         capital     on investments   earnings      receivable       equity
                               ------         ------         -------     --------------   --------      ----------       ------

Balance at June 30, 1999       1,491,937    $ 1,491,937  $  12,769,895    $   298,434    $   966,003  $  (1,455,000) $  14,071,269
Net operating income                   -              -              -              -        356,100              -        356,100
Decrease in net unrealized
   appreciation on
   investments, net
   of income taxes                     -              -              -       (228,322)             -              -       (228,322)
                              ----------   ------------  -------------    -----------    -----------  -------------  -------------
        Balance at
          September 30, 1999   1,491,937   $  1,491,937  $  12,769,895    $    70,112    $ 1,322,103  $  (1,455,000) $  14,199,047
                               =========   ============  =============    ===========    ===========  =============  =============





                                                            Additional    Net unrealized  Undistributed  Stockholders'     Total
                                    Common stock              paid-in      depreciation   accumulated       notes      stockholders'
                                Shares         Amount         capital     on investments   earnings      receivable       equity
                                ------         ------         -------     --------------   --------      ----------       ------

Balance at June 30, 2000          1,581,430  $   1,581,430  $  14,618,719  $  (1,216,357) $   1,850,599   $      -  $  16,834,391
Net operating income                      -              -              -              -        381,506          -        381,506
Increase in net unrealized
  depreciation on investments,
  net of income taxes                     -              -              -       (709,563)             -          -       (709,563)
                                 ----------  ------------  -------------    -----------    -----------  -------------  -------------
        Balance at
         September 30, 2000       1,581,430  $   1,581,430  $  14,618,719  $  (1,925,920) $   2,232,105   $      -  $  16,506,334
                                  =========  =============  =============  =============  =============   ========   =============



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Three months ended September 30, 1999 and 2000


                                                                                        1999           2000
                                                                                    -------------  -------------
Cash flows from operating activities:
     Net increase (decrease) in stockholders' equity resulting from operations      $    127,778   $   (328,057)
     Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash used in operating activities:
           Change in unrealized appreciation/depreciation
              on investments                                                             367,322      1,142,563
           Accretion of preferred stock and loan investments                             (38,663)      (124,096)
           Depreciation and amortization                                                  15,691         21,709
           Deferred income tax benefit                                                  (210,000)      (400,000)
           Loss on disposal of property and equipment                                        828              -
           Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                 Dividends receivable                                                   (123,172)       (59,782)
                 Interest receivable                                                     164,722          4,192
                 Refundable income taxes                                                       -       (182,000)
                 Prepaid expenses and other current assets                               (66,445)        75,006
                 Accounts payable and accrued expenses                                  (249,396)      (530,480)
                 Deferred revenue                                                        (47,631)             -
                                                                                    -------------  -------------

                     Net cash used in operating activities                               (58,966)      (380,945)
                                                                                    -------------  -------------

Cash flows from investing activities:
     Investments in equity securities made                                            (1,363,424)      (500,000)
     Investments in debt securities made                                                (350,579)    (1,583,472)
     Principal collected on debt securities                                            1,170,644        474,931
     Acquisition of property and equipment                                                (1,755)        (2,972)
     Proceeds from sale of property and equipment                                          2,000              -
                                                                                    -------------  -------------

                     Net cash used in investing activities                              (543,114)    (1,611,513)
                                                                                    -------------  -------------

Cash flows from financing activities:
     Payments on lines of credit                                                               -     (1,086,300)
     Proceeds from debentures payable                                                          -      3,100,000
     Payment of deferred financing costs                                                       -        (77,500)
                                                                                    -------------  -------------

                     Net cash provided by financing activities                                 -      1,936,200
                                                                                    -------------  -------------

Net decrease in cash and cash equivalents                                               (602,080)       (56,258)

Cash and cash equivalents, beginning of period                                         1,269,409        118,314
                                                                                    -------------  -------------

Cash and cash equivalents, end of period                                             $   667,329    $    62,056
                                                                                    =============  =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                        $   375,486    $   807,214
                                                                                    =============  =============

     Cash paid during the period for income taxes                                    $         -    $         -
                                                                                    =============  =============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2000 and September 30, 2000 (Unaudited)
-------------------------------------------------------------------------------

  (1)   Unaudited Interim Financial Information

        In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) are prepared in accordance with generally accepted accounting principles
        (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompany annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

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

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2000 and September 30, 2000 (Unaudited)
-------------------------------------------------------------------------------

        Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at September 30, 2000 ranged from 11% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

        Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $35,867,560 and $36,457,634 at June 30, 2000 and September 30, 2000
        (91.7% and 90.6% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

  (4)   Debentures Payable

        During the first quarter of fiscal 2001, the Company has drawn an additional $3,100,000, against the total available SBA debentures of $9,100,000. The note bears interest at a rate of 8.452% and matures on September 1, 2010.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and September 30, 2000
-------------------------------------------------------------------------------

The Company's investment portfolio at June 30, 2000 consisted of the following:

                                                                                    Cost or
                                                                    Number of     contributed     Fair market
Equity Securities:                                                   shares          value           value
------------------                                                   ------          -----           -----
     Publicly Traded Companies:
       Avery Communications, Inc. Common Stock                          245,000 $      249,900 $       156,310
       Netplex Group, Inc. Common Stock  (a)                             66,400        464,800         129,281
       Netplex Group, Inc. Preferred Stock                            2,300,000      1,151,784       1,151,784
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)         700      2,046,004       1,346,004
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Common Stock  (b) (c)                    500,000        225,000          28,000
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Common Stock  (b) (c)                  1,080,071         60,484          60,484

     Private Companies:
       Real Time Data Management Services, Inc. Preferred Stock             300        286,859         463,500
       Delta Education Systems, Inc. Preferred Stock                      1,625      1,594,283       1,594,283
       Diversified Telecom, Inc. Preferred Stock  (c)                     1,500      1,500,000         750,000
       Crispies, Inc. Preferred Stock                                       400        398,320         398,320
       Triangle Biomedical Sciences Preferred Stock                       2,000      1,988,481       1,988,481
       JMS Worldwide, Inc. Preferred Stock                                1,500      1,500,000       1,500,000
       EPM Development Systems Corp. Preferred Stock                      1,500      1,492,847       1,492,847
       Fire King International Preferred Stock                            2,000      2,000,000       2,000,000
       SECC (formerly MilleCom, Inc.) Common Stock                           60             60              60
       Eton Court Asset Management, Ltd. Preferred Stock                  1,000        973,397         973,397
       Fairfax Publishing Co., Inc. Preferred Stock                       1,100      1,042,347       1,042,347
       DigitalSquare.com Preferred Stock                              1,210,739      1,513,425       1,513,425
       Answernet, Inc. Preferred Stock                                      550        303,194         303,194
       Answernet, Inc. Preferred Stock                                      700        376,926         376,926
       ISR Solutions, Inc. Preferred Stock                                  500        497,407         497,407
       Capital Markets Group, Inc. Preferred Stock                        1,500      1,500,000       1,500,000
       Jubilee Tech International, Inc. Convertible Preferred Stock   2,444,444      1,971,000       1,971,000
       VentureCom, Inc. Preferred Stock                                 278,164      2,000,000       2,000,000
                                                                                    ----------      ----------
            Total equity securities                                                 25,136,518      23,237,050
                                                                                    ----------      ----------


                                                                                    Cost or
                                                                                  contributed
Debt Securities:                                                    Maturity         value        Fair value
----------------                                                    --------         -----        ----------
     Avery Communications, Inc. Convertible Note                    12/10/02           350,000         350,000
     Extraction Technologies of VA, LLC                              7/22/03           900,000         900,000
     Extraction Technologies of VA, LLC                              8/31/04           202,316         202,316
     Extraction Technologies of VA, LLC                              11/2/04           373,711         373,711
     Extraction Technologies of VA, LLC                              2/7/05            263,742         263,742
     Extraction Technologies of VA, LLC                              2/25/05            97,409          97,409
     Extraction Technologies of VA, LLC                              3/14/05            95,584          95,584
     JMS Worldwide, Inc.                                             7/31/03           950,000         950,000
     Diversified Telecom, Inc.                                       Demand             84,250          84,250
     Diversified Telecom, Inc.                                       5/19/02           156,387         156,387


                                                                                    Cost or
                                                                                  contributed
Debt Securities, continued:                                         Maturity         value         Fair value
---------------------------                                         --------         -----        ------------
     SECC (formerly MilleCom, Inc.)                                  3/31/04        $  900,000    $    900,000
     SECC (formerly MilleCom, Inc.)                                  5/11/04           360,000         360,000
     ISR Solutions, Inc.                                             6/30/04           742,167         742,167
     Fire King International                                         Demand            550,000         550,000
     TABET Manufacturing Co., Inc.                                  12/31/04           283,230         283,230
     National Assisted Living, LP                                   12/31/04         1,408,689       1,408,689
     Electronic Business Systems, Inc. (formerly
       Triangle Imaging Group, Inc.)  (b)                            1/31/05           424,931         424,931
     New Dominion Pictures LLC                                       4/30/06           735,350         735,350
                                                                                     ---------       ---------
            Total debt securities                                                    8,877,766       8,877,766
                                                                                     ---------       ---------





                                                                                    Cost or
                                                       Number of   Percentage     contributed     Fair market
Stock Options and Warrants:                            shares       ownership        value           value
---------------------------                            ------       ---------        -----           -----
     Publicly Traded Companies:
       Avery Communications, Inc.                       161,000            0.00              -               -
       Netplex Group, Inc.  (a)                         300,000            2.10        900,000         171,600
       Electronic Business Systems, Inc. (formerly
          Triangle Imaging Group, Inc.)  (a) (b)         56,000            0.39              -               -



     Private Companies:
       Real Time Data Management Services, Inc.             125           29.41        115,000         139,573
       Delta Education Systems, Inc.                        639           39.00         48,200          69,546
       Diversified Telecom, Inc.                          8,998           15.00              -               -
       Crispies, Inc.                                       524            6.37          2,800           3,235
       Triangle Biomedical Sciences                      50,743           11.70        127,449         127,449
       Extraction Technologies of VA, LLC                     -           39.00        337,567         337,567
       JMS Worldwide, Inc.                                  199            5.00              -               -
       EPM Development Systems Corp.                         87            8.00         11,600         634,278
       Fire King International                                4            4.00              -               -
       SECC (formerly MilleCom, Inc.)                   150,000            3.15              -               -
       Eton Court Asset Management, Ltd.                 14,943           13.00         34,700          34,700
       Fairfax Publishing Co., Inc.                         526           16.50         73,600          73,600
       ISR Solutions, Inc.                              550,973            7.20         12,936          12,936
       DigitalSquare.com                                 81,074            5.70              -               -
       Answernet, Inc.                                   69,837           17.64        268,615         268,615
       TABET Manufacturing Co., Inc.                    500,000           20.00        175,400         175,400
       National Assisted Living, LP                           -           15.00        667,000         667,000
       Capital Markets Group, Inc.                    2,294,118           15.00              -               -
       Jubilee Tech International, Inc.                 400,000            1.60        240,000         240,000
       Signius Investment Corporation                        12           11.67        332,595         332,595
       VentureCom, Inc.                                  38,943            0.37              -               -
       New Dominion Pictures LLC                              -            9.00        464,650         464,650
                                                                                  ------------    ------------
            Total options and warrants                                               3,812,112       3,752,744
                                                                                  ------------    ------------
            Total investments                                                     $ 37,826,396    $ 35,867,560
                                                                                  ============    ============



The Company's investment portfolio at September 30, 2000 consisted of the following:





                                                                                    Cost or
                                                                    Number of     contributed       Fair market
Equity Securities:                                                   shares          value             value
------------------                                                   ------          -----             -----
     Publicly Traded Companies:
       Avery Communications, Inc. Common Stock                          245,000 $      249,900    $    245,000
       Netplex Group, Inc. Common Stock  (a)                             66,400        464,800          47,410

       Netplex Group, Inc. Preferred Stock                            2,300,000      1,195,979       1,195,979
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)         700      2,046,004         211,384
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Common Stock  (b) (c)                    500,000        225,000               -
       Electronic Business Systems, Inc. (formerly Triangle
          Imaging Group, Inc.) Common Stock  (b) (c)                  1,080,071         60,484               -

     Private Companies:
       Real Time Data Management Services, Inc. Preferred Stock             300        289,323         475,125
       Delta Education Systems, Inc. Preferred Stock                      1,625      1,596,693       1,596,693
       Diversified Telecom, Inc. Preferred Stock  (c)                     1,500      1,500,000         750,000
       Crispies, Inc. Preferred Stock                                       400        398,460         398,460
       Triangle Biomedical Sciences Preferred Stock                       2,100      2,094,853       2,094,853
       JMS Worldwide, Inc. Preferred Stock                                1,500      1,500,000       1,500,000
       EPM Development Systems Corp. Preferred Stock                      1,500      1,493,427       1,493,427
       Fire King International Preferred Stock                            2,000      2,000,000       2,000,000
       SECC (formerly MilleCom, Inc.) Common Stock                           60             60              60
       Eton Court Asset Management, Ltd. Preferred Stock                  1,000        975,132         975,132
       Fairfax Publishing Co., Inc. Preferred Stock                       1,100      1,046,027       1,046,027
       DigitalSquare.com Preferred Stock                              1,210,739      1,513,425       1,513,425
       Answernet, Inc. Preferred Stock                                      550        310,427         310,427
       Answernet, Inc. Preferred Stock                                      700        384,759         384,759
       ISR Solutions, Inc. Preferred Stock                                  500        497,554         497,554
       Capital Markets Group, Inc. Preferred Stock                        1,500      1,500,000       1,500,000
       Jubilee Tech International, Inc. Convertible Preferred Stock   2,444,444      1,979,620       1,979,620
       VentureCom, Inc. Preferred Stock                                 278,164      2,000,000       2,000,000
       Phoenix Fabrications, Inc. Preferred Stock                           400        268,000         268,000
                                                                                    ----------      ----------
            Total equity securities                                                 25,589,927      22,483,335
                                                                                    ----------      ----------


                                                                                    Cost or
                                                                                  contributed          Fair
Debt Securities:                                                    Maturity         value             value
----------------                                                    --------         -----           ----------
     Avery Communications, Inc. Convertible Note                    12/10/02           350,000         466,667
     Extraction Technologies of VA, LLC   (c)                        7/22/03           900,000         900,000
     Extraction Technologies of VA, LLC   (c)                        8/31/04           202,316         202,316
     Extraction Technologies of VA, LLC   (c)                        11/2/04           373,711         373,711
     Extraction Technologies of VA, LLC   (c)                        2/7/05            263,742         263,742
     Extraction Technologies of VA, LLC   (c)                        2/25/05            97,409          97,409
     Extraction Technologies of VA, LLC   (c)                        3/14/05            95,584          95,584




                                                                                    Cost or
                                                                                  contributed           Fair
Debt Securities, continued:                                         Maturity         value             value
---------------------------                                         --------         -----           ----------
     JMS Worldwide, Inc.                                             7/31/03    $      900,000 $       900,000
     Diversified Telecom, Inc.                                       Demand             84,250          84,250
     Diversified Telecom, Inc.                                       5/19/02           156,387         156,387
     SECC (formerly MilleCom, Inc.)  (c)                             3/31/04           900,000         900,000
     SECC (formerly MilleCom, Inc.)  (c)                             5/11/04           360,000         360,000
     ISR Solutions, Inc.                                             6/30/04           742,667         742,667
     Fire King International                                         Demand            550,000         550,000
     TABET Manufacturing Co., Inc.                                  12/31/04           288,020         288,020
     National Assisted Living, LP                                   12/31/04         1,448,588       1,448,588

     New Dominion Pictures LLC                                       4/30/06           746,276         746,276
     Mayfair Enterprises, Inc.                                       7/18/05           487,394         487,394
     DigitalSquare.com                                               9/15/05           289,250         289,250
     Phoenix Fabrications, Inc.                                      9/8/05            335,000         335,000
                                                                                     ---------       ---------
            Total debt securities                                                    9,570,594       9,687,261
                                                                                     ---------       ---------




                                                                                    Cost or
                                                       Number of   Percentage     contributed       Fair market
Stock Options and Warrants:                            shares       ownership        value             value
---------------------------                            ------       ---------        -----             -----
     Publicly Traded Companies:
       Avery Communications, Inc.                       161,000               -              -          95,084
       Netplex Group, Inc.  (a)                         300,000            2.10        900,000               -
       Electronic Business Systems, Inc. (formerly
          Triangle Imaging Group, Inc.)  (a) (b)         56,000            0.39              -               -

     Private Companies:
       Real Time Data Management Services, Inc.             125           29.41        115,000         163,983
       Delta Education Systems, Inc.                        639           39.00         48,200          69,546
       Diversified Telecom, Inc.                          8,998           15.00              -               -
       Crispies, Inc.                                       524            6.37          2,800           3,235
       Triangle Biomedical Sciences                      50,743           11.70        127,449         127,449
       Extraction Technologies of VA, LLC                     -           39.00        337,567         337,567
       JMS Worldwide, Inc.                                  199            5.00              -               -
       EPM Development Systems Corp.                         87            8.00         11,600         634,278
       Fire King International                                4            4.00              -               -
       SECC (formerly MilleCom, Inc.)                   150,000            3.15              -               -
       Eton Court Asset Management, Ltd.                 14,943           13.00         34,700          34,700
       Fairfax Publishing Co., Inc.                         526           16.50         73,600          73,600
       ISR Solutions, Inc.                              550,973            7.20         12,936          12,936
       DigitalSquare.com                                      -               -         75,000          75,000
       Answernet, Inc.                                   69,837           17.64        268,615         268,615
       TABET Manufacturing Co., Inc.                    500,000           20.00        175,400         175,400
       National Assisted Living, LP                           -           15.00        667,000         667,000
       Capital Markets Group, Inc.                    2,294,118           15.00              -               -
       Jubilee Tech International, Inc.                 400,000            1.60        240,000         240,000



                                                                                   Cost or
                                                       Number of   Percentage     contributed     Fair market
Stock Options and Warrants, continued:                 shares       ownership        value           value
--------------------------------------                 ------       ---------        -----           -----
       Signius Investment Corporation                     12           11.67    $   332,595     $   332,595
       VentureCom, Inc.                               38,943            0.37              -               -
       New Dominion Pictures LLC                           -            9.00        464,650         464,650
       Mayfair Enterprises, Inc.                           -           15.00        214,400         214,400
       Phoenix Fabrications, Inc.                          -           25.00        297,000         297,000
                                                                                -----------    ------------
         Total options and warrants                                               4,398,512       4,287,038
                                                                                -----------    ------------
          Total investments                                                     $39,559,033    $ 36,457,634
                                                                                ===========    ============

(a)  Rule 144A restricted securities
(b) This entity, which is considered an affiliate of the Company, filed Chapter 11 bankruptcy on September 1, 2000.
(c)  Entity is in arrears with respect to dividend/interest payments.

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

           The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of interest expense on borrowings to fund its portfolio growth and payroll and other expenses incidental to operations. Waterside currently has 9 full time employees and 2 offices from which it operates - Norfolk and Reston, Virginia.


o          Results of Operations

           Comparison of Three Months Ended September 30, 2000 and September 30, 1999

            For the three months ended September 30, 2000 total operating income was $1,093,000 compared to $830,000 reported during the same period of 1999. The increase in operating income is primarily due to additional dividend income and interest income generated as a result of the growth in the company's investment portfolio over the past year. The September 30, 2000 quarterly operating income consisted of dividends of $714,000, interest on debt securities of $260,000, fee income of $112,000 and interest on cash equivalents of $7,000.

           Total operating expenses for the three months ended September 30, 2000 were $861,000 consisting of interest expense of $463,000, salaries and benefits of $251,000, legal and accounting expenses of $42,000 and other operating expenses of $105,000. These expenses compared to the $545,000 reported for the three months ended September 30, 1999 consisting of interest expense of $225,000, salaries and benefits of $217,000, legal and accounting expenses of $24,000, and other operating expenses of $79,000. The significant increase in interest expense for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 is due to the increase in borrowings to fund the growth in the company's investment portfolio.

           The increase in unrealized depreciation on investments net of taxes of $710,000 for the three months ended September 30, 2000 and the decrease in unrealized appreciation of $228,000 for the three months ended September 30, 1999 was primarily due to the changing stock prices of the publicly traded companies held in the portfolio. The most significant write down was Electronic Business Systems, Inc. for

           $1.2 million due to its deteriorating financial condition and resulting bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.


o       Financial Condition, Liquidity And Capital Resources

           For the three months ended September 30, 2000 the Company made $2.1 million in investments compared to the $1.7 million made during the comparable quarter of 1999. To fund these new investments, the Company borrowed $3.1 million from the SBA through debentures payable during the quarter.

           Net asset value per common share increased to $10.44 per share at September 30, 2000 from $8.98 per share at September 30, 1999, of which $.92 per share resulted from the repayment of stockholders notes receivable of $1,455,000 and the remainder from operations. During the three months ended September 30, 2000 cash used in operating activities was $381,000 as compared to the $59,000 used during the three months ended September 30, 1999, primarily due to the timing of cash receipts and payments resulting in changes in operating assets and liabilities. The company used $1.6 million in investing activities during the three months ended September 30, 2000 as compared to $543,000 used for the three months ended September 30, 1999. The increase in cash used in investing activities is due to the decrease in principal collected on debt securities. Cash flows provided by financing activities for the three months ended September 30, 2000 were $1.9 million resulting from borrowings from the SBA to finance the growth in the company's investment portfolio.

o          Quantitative and Qualitative Disclosure About Market Risk

           The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

           The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's twenty-seven investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-four investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity securities of $36.5 million at September 30, 2000, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

           The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis point change in interest rates would have affected net increase in stockholders' equity resulting from operations significantly over a three month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.


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

           Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may affect the company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II.  OTHER INFORMATION:

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K:

                (i)   27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 14th day of November, 2000.


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