Form 10-Q
period 2000-12-31
WATERSIDE CAPITAL CORP
filed 2001-02-14
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                DECEMBER 31, 2000

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


     As of December 31, 2000, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.

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

ITEM 1.   Balance Sheets as of  June 30, 2000 and
          December 31, 2000 (unaudited)


          Statements of Operations for the Three Months and Six Months Ended December 31, 1999 and 2000 (unaudited)

          Statement of Changes in Stockholders' Equity for the Six Months Ended December 31, 2000 (unaudited)

          Statements of Cash Flows for the Six Months Ended
          December 31, 1999 and 2000 (unaudited)

          Notes to Financial Statements (unaudited)

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2000 and December 31, 2000



------------------------------------------------------------------------------------------------------------------

                                                                                June 30,           December 31,
                                                                                  2000                2000
                                                                             ---------------    ------------------
                                                                                                   (unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 3):
         Equity securities                                                    $  23,237,050       $  22,643,250
         Debt securities                                                          8,877,766           8,907,961
         Options and warrants                                                     3,752,744           4,346,699
                                                                               -------------       -------------
                 Total investments, cost of $37,826,396 and $40,209,783
                     at June 30, 2000 and December 31, 2000, respectively        35,867,560          35,897,910
                                                                               -------------       -------------

     Current assets:
         Cash and cash equivalents                                                  118,314              39,145
         Dividends receivable                                                       654,767             792,259
         Interest receivable                                                        222,517             112,909
         Note receivable                                                            237,550             237,550
         Refundable income taxes                                                    323,322                   -
         Prepaid expenses and other current assets                                  140,403              60,716
                                                                               -------------       -------------
                 Total current assets                                             1,696,873           1,242,579

     Property and equipment, net                                                    167,919             149,325
     Deferred income taxes, net of valuation allowance of $619,000 at
         December 31, 2000                                                          650,000           1,232,000
     Deferred financing costs, net                                                  716,391             768,342
                                                                               -------------       -------------
                 Total assets                                                 $  39,098,743       $  39,290,156
                                                                               =============       =============

Liabilities and Stockholders' Equity:
     Current liabilities:
         Lines of credit                                                      $   2,200,000       $     750,000
         Accounts payable                                                            31,310              13,102
         Accrued expenses                                                           733,042             715,363
                                                                               -------------       -------------
                 Total current liabilities                                        2,964,352           1,478,465

     Debentures payable                                                          19,300,000          22,400,000
                                                                               -------------       -------------
                 Total liabilities                                               22,264,352          23,878,465
                                                                               -------------       -------------

     Stockholders' equity:
         Common stock, $1 par value, 10,000,000 shares authorized,
             1,581,430 issued and outstanding                                     1,581,430           1,581,430
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                             -                   -
         Additional paid-in capital                                              14,618,719          14,618,719
         Net unrealized depreciation on investments, net of income taxes         (1,216,357)         (3,295,393)
         Undistributed accumulated earnings                                       1,850,599           2,506,935
                                                                               -------------       -------------
                 Total stockholders' equity                                      16,834,391          15,411,691

     Commitments,  contingencies and subsequent event (note 4)
                                                                               -------------       -------------
                 Total liabilities and stockholders' equity                   $  39,098,743       $  39,290,156
                                                                               =============       =============
                 Net asset value per common share                             $       10.65       $        9.75
                                                                               =============       =============



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months and six months ended December 31, 1999 and 2000


----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
                                                                              December 31,                      December 31,
                                                                         ---------------------             -----------------------
                                                                         1999             2000             1999             2000
                                                                         ----             ----             ----             ----
Operating income:
     Dividends                                                     $    534,624     $    645,559       $  1,040,276   $  1,359,906
     Interest on debt securities                                        201,952          198,208            393,633        458,663
     Interest on cash equivalents                                         6,842            1,642             29,689          8,232
     Fee and other income                                               246,500           93,181            356,500        205,227
                                                                   ------------     ------------       ------------   ------------
             Total operating income                                     989,918          938,590          1,820,098      2,032,028
                                                                   ------------     ------------       ------------   ------------

Operating expenses:
     Salaries and benefits                                              211,312          204,836            428,719        455,373
     Legal and accounting                                                50,000           52,100             74,000         94,481
     Interest expense                                                   268,047          494,644            493,270        957,659
     Other operating expenses                                           125,118           82,180            203,568        187,179
                                                                   ------------     ------------       ------------   ------------

             Total operating expenses                                   654,477          833,760          1,199,557      1,694,692
                                                                   ------------     ------------       ------------   ------------
             Net operating income before income taxes                   335,441          104,830            620,541        337,336

Income tax benefit                                                      (58,000)        (170,000)          (129,000)      (319,000)
                                                                   ------------     ------------       ------------   ------------

             Net operating income                                       393,441          274,830            749,541        656,336

Realized gain on investments, net of income taxes of $606,000
     for the three and six months ended December 31, 1999               986,153                -            986,153              -

Change in unrealized appreciation (depreciation) on investments, net of income tax expense (benefit) of $615,000 and $159,000 for the three months ended December 31, 1999 and 2000,
     respectively, and $476,000 and $(274,000) for the six months
     ended December 31, 1999 and 2000, respectively                   1,005,973       (1,369,473)           777,651     (2,079,036)
                                                                   ------------     ------------       ------------   ------------
             Net increase (decrease) in stockholders' equity
                 resulting from operations                         $  2,385,567     $ (1,094,643)      $  2,513,345   $ (1,422,700)
                                                                   ============     ============       ============   ============
Net increase (decrease) in stockholders' equity resulting from
     operations per share - basic and diluted                      $       1.51     $      (0.69)      $       1.59   $      (0.90)
                                                                   ============     ============       ============   ============




See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Six months ended December 31, 1999 and 2000



------------------------------------------------------------------------------------------------------------------------------------

                                        Common stock        Additional   Net unrealized Undistributed  Stockholders'      Total
                                   ----------------------     paid-in     appreciation   accumulated       notes       stockholders'
                                     Shares     Amount        capital    on investments    earnings     receivable        equity
                                   --------    ----------  ------------  --------------  ------------  ------------    -------------
Balance at June 30, 1999           1,491,937  $1,491,937   $12,769,895   $  298,434     $   966,003   $ (1,455,000)   $ 14,071,269

6% stock dividend                     89,493      89,493       648,824            -        (738,508)             -            (191)
Capitalization of undistributed
  accumulated earnings                     -           -     1,200,000            -      (1,200,000)             -               -
Repayment of stockholders' notes
  receivable                               -           -             -            -               -      1,024,000       1,024,000
Net operating income                       -           -             -            -         749,541              -         749,541
Net realized gain on investments,
  net of income taxes                      -           -             -            -         986,153              -         986,153
Increase in net unrealized
  appreciation on investments,
  net of income taxes                      -           -             -      777,651               -              -         777,651
                                   ---------  ----------   -----------   ----------     -----------   ------------    ------------
     Balance at December 31, 1999  1,581,430  $1,581,430   $14,618,719   $1,076,085     $   763,189   $   (431,000)   $ 17,608,423
                                   =========  ==========   ===========   ==========     ===========   ============    ============







                                        Common stock         Additional   Net unrealized Undistributed Stockholders'     Total
                                   ----------------------      paid-in     depreciation   accumulated       notes      stockholders'
                                     Shares     Amount         capital    on investments    earnings     receivable       equity
                                   --------    ----------   ------------- --------------  ------------  ------------   -------------
Balance at June 30, 2000           1,581,430  $ 1,581,430  $ 14,618,719  $(1,216,357)   $  1,850,599  $           -   $ 16,834,391

Net operating income                       -            -             -            -         656,336              -        656,336
Increase in net unrealized
  depreciation on investments,
  net of income taxes                      -            -             -   (2,079,036)              -              -     (2,079,036)
                                   ---------- -----------  ------------  -----------    ------------  -------------   -------------

      Balance at December 31, 2000 1,581,430  $ 1,581,430  $ 14,618,719  $(3,295,393)   $  2,506,935  $           -   $ 15,411,691
                                   =========  ==========   ============  ===========    ============  =============   ============







See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Six months ended December 31, 1999 and 2000



--------------------------------------------------------------------------------------------------------------

                                                                                      1999           2000
                                                                                  -------------  -------------
Cash flows from operating activities:
     Net increase (decrease) in stockholders' equity resulting from operations   $   2,513,345   $ (1,422,700)
     Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided by operating activities:
             Change in unrealized appreciation/depreciation
                 on investments                                                     (1,253,651)     2,353,036
             Realized gain on investments                                           (1,592,153)             -
             Accretion of preferred stock and loan investments                         (89,527)      (269,057)
             Depreciation and amortization                                              31,442         47,115
             Deferred income tax expense (benefit)                                     510,000       (582,000)
             Loss on disposal of property and equipment                                    828              -
             Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                     Dividends receivable                                             (219,362)      (137,492)
                     Interest receivable                                               123,821        109,608
                     Refundable income taxes                                            43,322        323,322
                     Prepaid expenses and other current assets                        (205,487)        79,687
                     Accounts payable and accrued expenses                              32,275        (35,887)
                     Deferred revenue                                                  (79,131)             -
                     Income taxes payable                                              399,678              -
                                                                                  -------------  -------------

                        Net cash provided by operating activities                      215,400        465,632
                                                                                  -------------  -------------

Cash flows from investing activities:
     Investments in equity securities made                                          (4,953,425)      (745,112)
     Investments in debt securities made                                            (3,754,189)    (3,104,148)
     Principal collected on debt securities                                          1,181,842      1,734,931
     Proceeds from repayment of stockholders' notes receivable                       1,024,000              -
     Proceeds from sales of investments                                              2,002,724              -
     Acquisition of property and equipment                                              (3,755)        (2,972)
     Proceeds from sale of property and equipment                                        2,000              -
                                                                                  -------------  -------------

                        Net cash used in investing activities                       (4,500,803)    (2,117,301)
                                                                                  -------------  -------------

Cash flows from financing activities:
     Proceeds from (payments on) lines of credit                                     3,700,000     (1,450,000)
     Proceeds from debentures payable                                                        -      3,100,000
     Payments in lieu of fractional shares associated with stock dividend                 (191)             -
     Payment of deferred financing costs                                                     -        (77,500)
                                                                                  -------------  -------------

                        Net cash provided by financing activities                    3,699,809      1,572,500
                                                                                  -------------  -------------

Net decrease in cash and cash equivalents                                             (585,594)       (79,169)

Cash and cash equivalents, beginning of period                                       1,269,409        118,314
                                                                                  -------------  -------------

Cash and cash equivalents, end of period                                         $     683,815 $       39,145
                                                                                  =============  =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $     389,911   $    827,244
                                                                                  =============  =============

     Cash paid during the period for income taxes                                $           -   $          -
                                                                                  =============  =============



See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2000 and December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------



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

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2000 and December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------



     Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at December 31, 2000 ranged from 11% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

     Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $35,867,560 and $35,897,910 at June 30, 2000 and December 31, 2000 (91.7%
     and 91.4% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

(4)  Subsequent Event

     In January 2001, the Company entered into employment agreements with four members of management. These agreements provide for a specified annual base salary and certain discretionary bonuses, and expire on January 31, 2004. Under the agreements, if the Company terminates the employee's employment without cause, the Company is obligated to pay the employee an amount equal to two times the employee's base salary, as then in effect, plus the average of the bonuses received by the employee for each of the two years prior to the date of termination. The Company's maximum potential commitment for termination benefits is approximately $1,000,000.

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and December 31, 2000


---------------------------------------------------------------------------------------------------------------------------
The Company's investment portfolio at June 30, 2000 consisted of the following:



                                                                                               Cost or
                                                                           Number of         contributed        Fair market
                                                                             shares             value              value
                                                                           ---------        -------------       -----------

Equity Securities:
------------------
      Publicly Traded Companies:
         Avery Communications, Inc. Common Stock                              245,000   $       249,900   $        156,310
         Netplex Group, Inc. Common Stock  (a)                                 66,400           464,800            129,281
         Netplex Group, Inc. Preferred Stock                                1,500,000         1,151,784          1,151,784
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)             700         2,046,004          1,346,004
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                        500,000           225,000             28,000
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                      1,423,821            60,484             60,484
      Private Companies:
         Real Time Data Management Services, Inc. Preferred Stock                 300           286,859            463,500
         Delta Education Systems, Inc. Preferred Stock                          1,625         1,594,283          1,594,283
         Diversified Telecom, Inc. Preferred Stock  (c)                         1,500         1,500,000            750,000
         Crispies, Inc. Preferred Stock                                           400           398,320            398,320
         Triangle Biomedical Sciences Preferred Stock                           2,000         1,988,481          1,988,481
         JMS Worldwide, Inc. Preferred Stock                                    1,500         1,500,000          1,500,000
         EPM Development Systems Corp. Preferred Stock                          1,500         1,492,847          1,492,847
         Fire King International Preferred Stock                                2,000         2,000,000          2,000,000
         SECC (formerly MilleCom, Inc.) Common Stock                          840,000                60                 60
         Eton Court Asset Management, Ltd. Preferred Stock                      1,000           973,397            973,397
         Fairfax Publishing Co., Inc. Preferred Stock                           1,100         1,042,347          1,042,347
         DigitalSquare.com Preferred Stock                                  1,210,739         1,513,425          1,513,425
         Answernet, Inc. Preferred Stock                                          550           303,194            303,194
         Answernet, Inc. Preferred Stock                                          700           376,926            376,926
         ISR Solutions, Inc. Preferred Stock                                      500           497,407            497,407
         Capital Markets Group, Inc. Preferred Stock                            1,500         1,500,000          1,500,000
         Jubilee Tech International, Inc. Convertible Preferred Stock       2,200,000         1,971,000          1,971,000
         VentureCom, Inc. Preferred Stock                                     278,164         2,000,000          2,000,000
                                                                                             ----------         ----------
               Total equity securities                                                       25,136,518         23,237,050
                                                                                             ----------         ----------






                                                                                             Cost or
                                                                                           contributed
                                                                        Maturity             value              Fair value
                                                                        --------         --------------     --------------
Debt Securities:
----------------
      Avery Communications, Inc. Convertible Note                        12/10/02       $       350,000     $      350,000
      Extraction Technologies of VA, LLC                                 7/22/03                900,000            900,000
      Extraction Technologies of VA, LLC                                 8/31/04                202,316            202,316
      Extraction Technologies of VA, LLC                                 11/2/04                373,711            373,711
      Extraction Technologies of VA, LLC                                  2/7/05                263,742            263,742
      Extraction Technologies of VA, LLC                                 2/25/05                 97,409             97,409
      Extraction Technologies of VA, LLC                                 3/14/05                 95,584             95,584
      JMS Worldwide, Inc.                                                7/31/03                950,000            950,000
      Diversified Telecom, Inc.                                           Demand                 84,250             84,250
      Diversified Telecom, Inc.                                          5/19/02                156,387            156,387
      SECC (formerly MilleCom, Inc.)                                     3/31/04                900,000            900,000
      SECC (formerly MilleCom, Inc.)                                     5/11/04                360,000            360,000
      ISR Solutions, Inc.                                                6/30/04                742,167            742,167
      Fire King International                                             Demand                550,000            550,000
      TABET Manufacturing Co., Inc.                                      12/31/04               283,230            283,230
      National Assisted Living, LP                                       12/31/04             1,408,689          1,408,689
      Electronic Business Systems, Inc. (formerly
         Triangle Imaging Group, Inc.)  (b)                              1/31/05                424,931            424,931
      New Dominion Pictures LLC                                          4/30/06                735,350            735,350
                                                                                              ---------          ---------
               Total debt securities                                                          8,877,766          8,877,766
                                                                                              ---------          ---------



WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and December 31, 2000


---------------------------------------------------------------------------------------------------------------



                                                                                      Cost or
                                                    Number of       Percentage      contributed     Fair market
                                                      shares        ownership          value           value
                                                    ---------       ----------      ------------    -----------
Stock Options and Warrants:
---------------------------
      Publicly Traded Companies:
         Avery Communications, Inc.                    161,000           0.00   $           -   $           -
         Netplex Group, Inc.  (a)                      300,000           2.10         900,000         171,600
         Electronic Business Systems, Inc. (formerly
            Triangle Imaging Group, Inc.)  (a) (b)      56,000           0.39               -               -
      Private Companies:
         Real Time Data Management Services, Inc.          125          29.41         115,000         139,573
         Delta Education Systems, Inc.                     639          39.00          48,200          69,546
         Diversified Telecom, Inc.                       8,998          15.00               -               -
         Crispies, Inc.                                    524           6.37           2,800           3,235
         Triangle Biomedical Sciences                   50,743          11.70         127,449         127,449
         Extraction Technologies of VA, LLC                  -          39.00         337,567         337,567
         JMS Worldwide, Inc.                               199           5.00               -               -
         EPM Development Systems Corp.                      87           8.00          11,600         634,278
         Fire King International                             4           4.00               -               -
         SECC (formerly MilleCom, Inc.)                150,000           3.15               -               -
         Eton Court Asset Management, Ltd.              14,943          13.00          34,700          34,700
         Fairfax Publishing Co., Inc.                      526          16.50          73,600          73,600
         ISR Solutions, Inc.                           550,973           7.20          12,936          12,936
         DigitalSquare.com                              81,074           5.70               -               -
         Answernet, Inc.                                69,837          17.64         268,615         268,615
         TABET Manufacturing Co., Inc.                 500,000          20.00         175,400         175,400
         National Assisted Living, LP                        -          15.00         667,000         667,000
         Capital Markets Group, Inc.                 2,294,118          15.00               -               -
         Jubilee Tech International, Inc.              400,000           1.60         240,000         240,000
         Signius Investment Corporation                     12          11.67         332,595         332,595
         VentureCom, Inc.                               38,943           0.37               -               -
         New Dominion Pictures LLC                           -           9.00         464,650         464,650
                                                                                -------------   -------------
               Total options and warrants                                           3,812,112       3,752,744
                                                                                -------------   -------------
               Total investments                                                $  37,826,396   $  35,867,560
                                                                                =============   =============




The Company's investment portfolio at December 31, 2000 consisted of the following:



                                                                                            Cost or
                                                                        Number of         contributed        Fair market
                                                                          shares             value              value
                                                                        ------------    --------------       -----------
Equity Securities:
------------------
      Publicly Traded Companies:
         Avery Communications, Inc. Common Stock                              245,000   $       249,900   $        121,030
         Avery Communications, Inc. Common Stock  (a)                         190,167            95,084             79,870
         Netplex Group, Inc. Common Stock                                      66,400           464,800              6,773
         Netplex Group, Inc. Preferred Stock                                1,500,000         1,244,389          1,244,389
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)             700         2,046,004            211,384
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                        500,000           225,000                  -
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                      1,423,821            60,484                  -



WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and December 31, 2000


------------------------------------------------------------------------------------------------------------------------


                                                                                          Cost or
                                                                        Number of       contributed       Fair market
                                                                          shares           value             value
                                                                       -----------   ---------------   ----------------
      Private Companies:
         Real Time Data Management Services, Inc. Preferred Stock               300   $       291,787   $        487,000
         Delta Education Systems, Inc. Preferred Stock                        1,625         1,599,103          1,599,103
         Diversified Telecom, Inc. Preferred Stock  (c)                       1,500         1,500,000            750,000
         Crispies, Inc. Preferred Stock                                         400           398,600            398,600
         Triangle Biomedical Sciences Preferred Stock                         2,100         2,101,225          2,101,225
         JMS Worldwide, Inc. Preferred Stock                                  1,500         1,500,000          1,500,000
         EPM Development Systems Corp. Preferred Stock                        1,500         1,494,007          1,494,007
         Fire King International Preferred Stock                              2,000         2,000,000          2,000,000
         SECC (formerly MilleCom, Inc.) Common Stock                        840,000                60                 60
         Eton Court Asset Management, Ltd. Preferred Stock                    1,000           976,867            976,867
         Fairfax Publishing Co., Inc. Preferred Stock                         1,100         1,190,207          1,190,207
         DigitalSquare.com Convertible Preferred Stock                    1,210,739         1,513,425          1,513,425
         Answernet, Inc. Preferred Stock                                        550           318,305            318,305
         Answernet, Inc. Preferred Stock                                        700           393,241            393,241
         ISR Solutions, Inc. Preferred Stock                                    500           497,701            497,701
         Capital Markets Group, Inc. Preferred Stock                          1,500         1,500,000          1,500,000
         Jubilee Tech International, Inc. Convertible Preferred Stock     2,200,000         1,988,572          1,988,572
         VentureCom, Inc. Preferred Stock                                   278,164         2,000,000          2,000,000
         Phoenix Fabrications, Inc. Preferred Stock                             400           271,463            271,463
         AmeriComm Direct Marketing LLC, Common Stock                        27,696                28                 28
                                                                                           ----------         ----------
               Total equity securities                                                     25,920,252         22,643,250
                                                                                           ----------         ----------








                                                                                          Cost or
                                                                                        contributed
                                                                      Maturity            value             Fair value
                                                                      --------      -----------------    ---------------
Debt Securities:
----------------
      Avery Communications, Inc. Convertible Note                      12/10/02     $         350,000   $        350,000
      Extraction Technologies of VA, LLC   (c) (d)                     7/22/03                900,000            532,567
      Extraction Technologies of VA, LLC   (c) (d)                     8/31/04                202,316            120,316
      Extraction Technologies of VA, LLC   (c) (d)                     11/2/04                373,711            221,711
      Extraction Technologies of VA, LLC   (c) (d)                      2/7/05                263,742            156,742
      Extraction Technologies of VA, LLC   (c) (d)                     2/25/05                 97,409             57,409
      Extraction Technologies of VA, LLC   (c) (d)                     3/14/05                 95,584             56,584
      JMS Worldwide, Inc.                                              7/31/03                900,000            900,000
      Diversified Telecom, Inc.                                         Demand                 84,250             84,250
      Diversified Telecom, Inc.                                        5/19/02                156,387            156,387
      ISR Solutions, Inc.                                              6/30/04                743,167            743,167
      Fire King International                                           Demand                550,000            550,000
      TABET Manufacturing Co., Inc.                                    12/31/04               293,157            293,157
      National Assisted Living, LP                                     12/31/04             1,489,961          1,489,961
      New Dominion Pictures LLC                                        4/30/06                758,004            758,004
      Mayfair Enterprises, Inc.                                        7/18/05                493,001            493,001
      DigitalSquare.com                                                9/15/05                289,250            289,250
      Phoenix Fabrications, Inc.                                        9/8/05                339,329            339,329
      Kotarides Baking Co. of VA                                        6/5/01                566,126            566,126
      AmeriComm Direct Marketing LLC                                   12/29/05               750,000            750,000
                                                                                    -----------------    ---------------
               Total debt securities                                                        9,695,394          8,907,961
                                                                                    -----------------    ---------------

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and December 31, 2000


------------------------------------------------------------------------------------------------------------------------


                                                                                         Cost or
                                                      Number of           Percentage   contributed        Fair market
                                                       shares             ownership       value              value
                                                      ---------          -----------   ------------       -----------

Stock Options and Warrants:
---------------------------
      Publicly Traded Companies:
         Netplex Group, Inc.  (a)                      300,000               2.10    $      900,000    $             -
         Electronic Business Systems, Inc. (formerly
            Triangle Imaging Group, Inc.)  (a) (b)      98,000               0.63                 -                  -
      Private Companies:
         Real Time Data Management Services, Inc.          125              29.41           115,000            157,270
         Delta Education Systems, Inc.                     639              39.00            48,200             69,546
         Diversified Telecom, Inc.                       8,998              15.00                 -                  -
         Crispies, Inc.                                    524               6.37             2,800              3,235
         Triangle Biomedical Sciences                   50,743              11.70           127,449            127,449
         Extraction Technologies of VA, LLC  (d)             -              39.00           337,567                  -
         JMS Worldwide, Inc.                               199               5.00                 -                  -
         EPM Development Systems Corp.                      87               8.00            11,600            634,278
         Fire King International                             4               4.00                 -                  -
         SECC (formerly MilleCom, Inc.)                150,000               3.15                 -                  -
         Eton Court Asset Management, Ltd.              14,943              13.00            34,700             34,700
         Fairfax Publishing Co., Inc.                      696              15.50            83,600            387,000
         ISR Solutions, Inc.                           588,334               5.90            12,936             12,936
         DigitalSquare.com                             150,000                  -            75,000             75,000
         Answernet, Inc.                                69,837              16.50           268,615            268,615
         TABET Manufacturing Co., Inc.                 487,500              19.50           175,400            175,400
         National Assisted Living, LP                        -              15.00           667,000            667,000
         Capital Markets Group, Inc.                 2,294,118              15.00                 -                  -
         Jubilee Tech International, Inc.              400,000               1.60           240,000            240,000
         Signius Investment Corporation                     12              11.67           332,595            332,595
         VentureCom, Inc.                               38,943               0.37                 -                  -
         New Dominion Pictures LLC                           -               9.00           464,650            464,650
         Mayfair Enterprises, Inc.                           -              15.00           214,400            214,400
         Phoenix Fabrications, Inc.                          -              25.00           297,000            297,000
         Kotarides Baking Co. of VA                          -              13.75           185,625            185,625
                                                                                     --------------    ---------------
               Total options and warrants                                                 4,594,137          4,346,699
                                                                                     --------------    ---------------
               Total investments                                                     $   40,209,783    $    35,897,910
                                                                                     ==============    ===============





(a)   Rule 144A restricted securities.

(b) This entity, which is considered an affiliate of the Company, filed Chapter 11 bankruptcy on September 1, 2000.

(c)   Entity is in arrears with respect to dividend/interest payments.

(d)   This entity filed Chapter 11 bankruptcy on December 26, 2000.

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


 .  Results of Operations

   Comparison of Three Months Ended December 31, 2000 and December 31, 1999

   For the three months ended December 31, 2000, total operating income was $939,000 compared to $990,000 reported during the same period of 1999. The decrease in operating income is due to a combination of a reversal of previously accrued interest income of $126,000 associated with the write down of the Extraction Technologies investment and the reduction in fee income due to the origination of fewer investments during the quarter. The December 31, 2000 quarterly operating income consisted of dividends of $646,000, interest on debt securities of $198,000, fee income of $93,000 and interest on cash equivalents of $2,000.

   Total operating expenses for the three months ended December 31, 2000, were $834,000, consisting of interest expense of $495,000, salaries and benefits of $205,000, legal and accounting expense of $52,000, and other operating expenses of $82,000. These expenses compared to the $654,000 for the three months ended December 31, 1999, consisting of interest expense of $268,000, salaries and benefits of $211,000, legal and accounting expenses of $50,000, and other operating expenses of $125,000. The significant increase in interest expense for the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999 is due to the increased borrowings made to fund the growth in the company's investment portfolio. Net operating income of $275,000 for the three months ended December 31, 2000, compared to the $393,000 reported for the three months ended December 31, 1999.

   The realized gain on investments of $986,000 for the three months ended December 31, 1999 was due to an after tax gain on the company's holdings in the publicly traded investment The Netplex Group. The increase in the change in unrealized appreciation on investments of $1,006,000 for the three months ended December 31, 1999 is primarily attributed to significant increases in the fair values of the company's publicly traded investments. The increase in unrealized depreciation on investments net of taxes of $1,369,000 for the three months ended December 31, 2000 is primarily due to the write down of a portfolio company (Extraction Technologies of Virginia) that filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code in order to restructure contractual and debt obligations. The remainder of the increase in unrealized depreciation for the three months ended December 31, 2000 is attributable to additional write downs in two publicly traded companies held in the portfolio due to their changing stock prices

   The net increase (decrease) in stockholders' equity resulting from operations was a decrease of $1,095,000 or $.69 per share for the quarter ended December 31, 2000, compared to an increase of $2,386,000 or $1.51 per share for the comparable period ended December 31, 1999.

   Comparison of  Six Months Ended December 31, 2000 and December 31, 1999

   For the six months ended December 31, 2000, total operating income was $2,032,000 compared to $1,820,000 reported during the same period of 1999. The increase in operating income is due to the increase in interest and dividend income as a result of the growth in the Company's investment portfolio as compared to 1999 partially offset by the reversal of previously accrued interest income and the reduction in fee income due to the origination of fewer investments during the most recent quarter as described above. The December 31, 2000 year to date operating income consisted of dividends of $1,360,000, interest on debt securities of $459,000, fee income of $205,000 and interest on cash equivalents of $8,000.

   Total operating expenses for the six months ended December 31, 2000, were $1,695,000, consisting of interest expense of $958,000, salaries and benefits of $455,000, legal and accounting expense of $95,000, and other operating expenses of $187,000. These expenses compared to the $1,200,000 for the six months ended December 31, 1999, consisting of interest expense of $493,000, salaries and benefits of $429,000, legal and accounting expenses of $74,000, and other operating expenses of $204,000. The significant increase in interest expense for the six months ended December 31, 2000, compared to the six months ended December 31, 1999 is due to the increased borrowings made to fund the growth in the company's investment portfolio. For the six months ended December 31, 2000 net operating income was $656,000 or $.42 per share compared to the $750,000 or $.47 per share reported for the same six month period of the previous fiscal year.

   During the six months ended December 31, 1999 Waterside realized a pretax gain of $1.6 million on its holdings in the Netplex group. In addition, it had an increase in pretax unrealized gains on investments of $1.3 million, primarily due to increases in the fair values of its publicly traded investments. Net of taxes, total realized and unrealized gains on investments added $1.8 million to total income during the six months ended December 31, 1999.

   During the six months ended December 31, 2000, Waterside recorded pretax unrealized depreciation in the fair value of its investments of $2.4 million, primarily due to the write down of two portfolio companies that each filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code. The write downs were $1.2 million for Electronic Business Systems, Inc., and $1.1 million for Extraction Technologies of Virginia. In addition, during the six months ended December 31, 2000 the company reduced its recognized tax benefit by $619,000 on the cumulative unrealized depreciation on investments due to uncertainty as to the realization of these associated tax benefits. The Company will continue to monitor the status of its deferred tax assets to assess whether amounts recognized are more likely than not to be realized.

   The net increase (decrease) in stockholders' equity resulting from operations was a decrease of $1,423,000 or $.90 per share for the December 31, 2000 six-month period, compared to an increase of $2,513,000 or $1.59 per share for the comparable period ended December 31, 1999.


 .  Financial Condition, Liquidity And Capital Resources

   At December 31, 2000 the company's investment portfolio totaled $35.9 million compared with the $35.9 million reported at June 30, 2000. For the six months ended December 31, 2000 the company funded $3.8 million in investments compared to the $8.7 million funded during the comparable six months of 1999. To fund these new investments, the company borrowed $3.1 million from the SBA during the six months ended December 31, 2000.

   Net asset value per common share decreased to $9.75 per share at December 31, 2000 from $10.65 per share at June 30, 2000. This reduction in net asset value is a result of the investment write downs previously discussed.

   During the six months ended December 31, 2000, net cash provided by operating activities was $466,000 as compared to the $215,000 provided during the six months ended December 31, 1999. Refunded income taxes of $323,000 contributed significantly to the cash provided during the six months ended December 31, 2000. The company used $2.1 million in investing activities during the six months ended December 31, 2000 as compared to the $4.5 million used in investing activities for the six months ended December 31, 1999, primarily due to the reduction in investment origination as described above, partially offset by proceeds from sale of investments and repayment of loansCash flows provided by financing activities for the six months ended December 31, 2000 were $1.6 million compared to the $3.7 million provided during the six months ended December 31, 1999, due to increased borrowings in 1999 as compared to 2000 to finance investment origination.


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

   The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's twenty-nine investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-six investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity securities of $35.9 million at December 31, 2000, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

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

   Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may affect the company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward looking statements, whether as a result of new information, future events, or otherwise.

PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Shareholders of Waterside Capital Corporation was held on October 23, 2000 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

1.    Election of Directors

                                  FOR          %     WITHHOLD      %
                               ---------     ----    --------     ---

James E. Andrews               1,372,195     99.5     6,834       0.5
J. W. Whiting Chisman, Jr.     1,372,195     99.5     6,834       0.5
Jeffrey R. Ellis               1,372,195     99.5     6,834       0.5
Eric L. Fox                    1,372,195     99.5     6,834       0.5
Marvin S. Friedberg            1,372,195     99.5     6,834       0.5
Roger L. Frost                 1,372,195     99.5     6,834       0.5
Ernest F. Hardee               1,372,195     99.5     6,834       0.5
Henry U. Harris, III           1,372,195     99.5     6,834       0.5
J. Alan Lindauer               1,372,195     99.5     6,834       0.5
Robert I. Low                  1,372,195     99.5     6,834       0.5
Harold J. Marioneaux, Jr.      1,372,195     99.5     6,834       0.5
Peter W. Meredith, Jr.         1,372,195     99.5     6,834       0.5
Charles H. Merriman            1,372,195     99.5     6,834       0.5
Augustus C. Miller             1,372,195     99.5     6,834       0.5
Paul F. Miller                 1,372,195     99.5     6,834       0.5
Juan M. Montero                1,372,195     99.5     6,834       0.5
R. Scott Morgan, Sr.           1,372,195     99.5     6,834       0.5
Richard G. Ornstein            1,372,195     99.5     6,834       0.5
Jordan E. Slone                1,372,195     99.5     6,834       0.5



  Ratification of the appointment of KPMG LLP as independent auditors for 2001

      FOR              %         AGAINST         %        ABSTAIN          %
   ---------         -----       -------       ----       -------        ----
   1,374,517         99.7%         500         0.0%        4,012         0.3%


*"Broker Non-Votes" occur where a broker holding stock in street name does not vote those shares.

ITEM 5.   OTHER INFORMATION

          In January 2001, the Company entered into employment agreements with four of its executive officers. These agreements provide for a specified annual base salary and certain discretionary bonuses. These agreements expire on January 31, 2004. These amounts provide that if the Company terminates the employee's employment without cause, the Company is obligated to pay the employee an amount equal to two times the employee's base salary as then in effect, plus the average of the bonuses received by the employee for each of the two years prior to the date of termination.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulation S-K:

              10.1 Employment Agreement, dated as of January 1, 2001, between the Registrant and J. Alan Lindauer.

              10.2 Employment Agreement, dated as of January 1, 2001, between the Registrant and Gerald T. McDonald.

              10.3 Employment Agreement, dated as of January 1, 2001, between the Registrant and Martin N. Speroni.

              10.4 Employment Agreement, dated as of January 1, 2001, between the Registrant and Lex W. Troutman.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 14th day of February, 2001.


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