Form 10-Q
period 2001-03-31
WATERSIDE CAPITAL CORP
filed 2001-05-15
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   Form 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2001

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

          As of March 31, 2001, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.

                         WATERSIDE CAPITAL CORPORATION
                                   FORM 10-Q

                               Table of Contents
                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION:
ITEM 1.   Balance Sheets as of June 30, 2000 and
          March 31, 2001 (unaudited)                                        2

          Statements of Operations for the Three Months and
          Nine Months Ended March 31, 2000 and 2001 (unaudited)             3

          Statement of Changes in Stockholders' Equity for the
          Nine Months Ended March 31, 2000 and 2001 (unaudited)             4

          Statements of Cash Flows for the Nine Months Ended
          March 31, 2000 and 2001 (unaudited)                               5

          Notes to Financial Statements (unaudited)                         6

ITEM 2.   Management's Discussion and Analysis of Financial                13
          Condition and Results of Operations

PART II.  OTHER INFORMATION                                                17

SIGNATURES                                                                 18

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2000 and March 31, 2001
--------------------------------------------------------------------------------


                                                                                   June 30,           March 31,
                                                                                     2000               2001
                                                                                     ----               ----
                                                                                                     (unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 3):
         Equity securities                                                         $ 23,237,050        $ 22,837,090
         Debt securities                                                              8,877,766           7,917,438
         Options and warrants                                                         3,752,744           4,436,722
                                                                                   ------------        ------------

                 Total investments, cost of $37,826,396 and $42,037,060
                     at June 30, 2000 and March 31, 2001, respectively               35,867,560          35,191,250
                                                                                   ------------        ------------

     Current assets:
         Cash and cash equivalents                                                      118,314             291,840
         Dividends receivable                                                           654,767             787,873
         Interest receivable                                                            222,517              94,202
         Note receivable                                                                237,550             237,550
         Refundable income taxes                                                        323,322                   -
         Prepaid expenses and other current assets                                      140,403             189,785
                                                                                   ------------        ------------

                 Total current assets                                                 1,696,873           1,601,250

     Property and equipment, net                                                        167,919             139,371
     Deferred income taxes, net of valuation allowance of $1,689,000 at
         March 31, 2001                                                                 650,000           1,232,000
     Deferred financing costs, net                                                      716,391             868,744
                                                                                   ------------        ------------
                 Total assets                                                      $ 39,098,743        $ 39,032,615
                                                                                   =============       =============

Liabilities and Stockholders' Equity:
     Current liabilities:
         Lines of credit                                                           $  2,200,000        $          -
         Accounts payable                                                                31,310             136,204
         Accrued expenses                                                               733,042             283,809
                                                                                   ------------        ------------
                 Total current liabilities                                            2,964,352             420,013

     Debentures payable (note 4)                                                     19,300,000          25,400,000
                                                                                   ------------        ------------
                 Total liabilities                                                   22,264,352          25,820,013
                                                                                   ------------        ------------
     Stockholders' equity:
         Common stock, $1 par value, 10,000,000 shares authorized,
             1,581,430 issued and outstanding                                         1,581,430           1,581,430
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                 -                   -
         Additional paid-in capital                                                  14,618,719          14,618,719
         Net unrealized depreciation on investments, net of income taxes             (1,216,357)         (5,935,330)
         Undistributed accumulated earnings                                           1,850,599           2,947,783
                                                                                   ------------        ------------
                 Total stockholders' equity                                          16,834,391          13,212,602

     Commitments and contingencies
                                                                                   ------------        ------------
                 Total liabilities and stockholders' equity                        $ 39,098,743        $ 39,032,615
                                                                                   =============       =============

                 Net asset value per common share                                  $      10.65        $       8.35
                                                                                   =============       =============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months and nine months ended March 31, 2000 and 2001
--------------------------------------------------------------------------------

                                                                            Three Months ended                Nine Months ended
                                                                                 March 31,                         March 31,
                                                                       ---------------------------    ----------------------------
                                                                             2000           2001          2000              2001
                                                                       ----------     ------------    ----------      ------------
Operating income:
     Dividends                                                          $   676,760     $    736,577   $ 1,717,036   $  2,096,483
     Interest on debt securities                                            313,819          301,112       707,452        759,775
     Interest on cash equivalents                                             1,608            1,176        31,297          9,408
     Fee and other income                                                   222,649          110,203       579,149        315,430
                                                                         ----------     ------------    ----------   ------------
             Total operating income                                       1,214,836        1,149,068     3,034,934      3,181,096
                                                                         ----------     ------------    ----------   ------------
Operating expenses:
     Salaries and benefits                                                  262,971          243,906       691,690        699,279
     Legal and accounting                                                    39,480           71,100       113,480        165,581
     Interest expense                                                       340,334          497,224       833,604      1,454,883
     Other operating expenses                                               124,489          108,447       328,057        295,626
                                                                         ----------     ------------    ----------   ------------
             Total operating expenses                                       767,274          920,677     1,966,831      2,615,369
                                                                         ----------     ------------    ----------   ------------
             Net operating income before income taxes                       447,562          228,391     1,068,103        565,727

Income tax benefit                                                          (56,000)        (146,000)     (185,000)      (465,000)
                                                                         ----------     ------------    ----------   ------------
             Net operating income                                           503,562          374,391     1,253,103      1,030,727

Realized gain on investments, net of income taxes of $469,000 and $40,000 for the three months ended March 31, 2000 and
     2001, respectively, and $1,075,000 and $40,000 for the nine
     months ended March 31, 2000 and 2001, respectively                     765,821           66,457     1,751,974         66,457

Change in unrealized appreciation (depreciation) on investments, net of income tax expense (benefit) of $(44,000) and $106,000 for the three months ended March 31, 2000 and 2001,
     respectively, and $432,000 and $(168,000) for the nine months
     ended March 31, 2000 and 2001, respectively                            (73,897)      (2,639,937)      703,754     (4,718,973)
                                                                         ----------     ------------    ----------   ------------
             Net increase (decrease) in stockholders' equity
                 resulting from operations                               $1,195,486     $ (2,199,089)   $3,708,831   $ (3,621,789)
                                                                         ==========     ============    ==========   ============
Net increase (decrease) in stockholders' equity resulting from
     operations per share - basic (note 5)                               $     0.76     $      (1.39)   $     2.35   $      (2.29)
                                                                         ==========     ============    ==========   ============
Net increase (decrease) in stockholders' equity resulting from
     operations per share - diluted (note 5)                             $     0.75     $      (1.39)   $     2.34   $      (2.29)
                                                                         ==========     ============    ==========   ============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Nine months ended March 31, 2000 and 2001

--------------------------------------------------------------------------------

                                                                                                Additional     Net unrealized
                                                           Common stock                          paid-in        appreciation
                                                              Shares            Amount           capital       on investments
                                                            ----------       -----------       -----------   -----------------
Balance at June 30, 1999                                       1,491,937      $  1,491,937     $  12,769,895       $   298,434

6% stock dividend                                                 89,493            89,493           648,824                 -
Capitalization of undistributed accumulated earnings                   -                 -         1,200,000                 -
Repayment of stockholders' notes receivable                            -                 -                 -                 -
Net operating income                                                   -                 -                 -                 -
Net realized gain on investments, net of income
    taxes                                                              -                 -                 -                 -
Increase in net unrealized appreciation
    on investments, net of income taxes                                -                 -                 -           703,754
                                                              ----------      ------------      ------------       -----------
         Balance at March 31, 2000                             1,581,430      $  1,581,430      $ 14,618,719       $ 1,002,188
                                                              ==========      ============      ============       ===========



                                                            Undistributed     Stockholders'          Total
                                                             accumulated          notes          stockholders'
                                                              earnings         receivable           equity
                                                               --------       -------------      ------------
Balance at June 30, 1999                                     $    966,003     $  (1,455,000)     $   14,071,269

6% stock dividend                                                (738,508)                -                (191)
Capitalization of undistributed accumulated earnings           (1,200,000)                -                   -
Repayment of stockholders' notes receivable                             -         1,455,000           1,455,000
Net operating income                                            1,253,103                 -           1,253,103
Net realized gain on investments, net of income
    taxes                                                       1,751,974                 -           1,751,974
Increase in net unrealized appreciation
    on investments, net of income taxes                                 -                 -             703,754
                                                             ------------     -------------      --------------
         Balance at March 31, 2000                           $  2,032,572     $           -      $   19,234,909
                                                             ============     =============      ==============



                                                                                                Additional     Net unrealized
                                                           Common stock                          paid-in         depreciation
                                                              Shares            Amount           capital       on investments
                                                              ------            ------           -------       --------------
Balance at June 30, 2000                                       1,581,430      $  1,581,430     $  14,618,719     $  (1,216,357)

Net operating income                                                   -                 -                 -                 -
Net realized gain on investments, net of income
    taxes                                                              -                 -                 -                 -
Increase in net unrealized depreciation on
    investments, net of income taxes                                   -                 -                 -        (4,718,973)
                                                              ----------      ------------     -------------     -------------
         Balance at March 31, 2001                             1,581,430      $  1,581,430     $  14,618,719     $  (5,935,330)
                                                              ==========      ============     =============     ==============


                                                           Undistributed     Stockholders'          Total
                                                            accumulated          notes          stockholders'
                                                             earnings         receivable           equity
                                                             --------         ----------           ------
Balance at June 30, 2000                                   $   1,850,599          $      -       $  16,834,391

Net operating income                                           1,030,727                 -           1,030,727
Net realized gain on investments, net of income
    taxes                                                         66,457                 -              66,457
Increase in net unrealized depreciation on
    investments, net of income taxes                                   -                 -          (4,718,973)
                                                           -------------          --------       -------------
         Balance at March 31, 2001                         $   2,947,783          $      -       $  13,212,602
                                                           =============          ========       =============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Nine months ended March 31, 2000 and 2001

--------------------------------------------------------------------------------

                                                                                            2000              2001
                                                                                            ----              ----
Cash flows from operating activities:
     Net increase (decrease) in stockholders' equity resulting from operations          $  3,708,831      $ (3,621,789)
     Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided by operating activities:
             Change in unrealized appreciation/depreciation
                 on investments                                                           (1,135,754)        4,886,973
             Realized gain on investments                                                 (2,826,974)         (106,457)
             Accretion of preferred stock and loan investments                              (254,333)         (412,775)
             Depreciation and amortization                                                    51,369            73,474
             Deferred income tax expense (benefit)                                           466,000          (582,000)
             Loss on disposal of property and equipment                                          828                 -
             Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
                     Dividends receivable                                                   (448,130)         (133,106)
                     Interest receivable                                                     (14,002)          128,315
                     Refundable income taxes                                                  43,322           323,322
                     Prepaid expenses and other current assets                               (54,917)          (49,382)
                     Other assets                                                                  -              (935)
                     Accounts payable and accrued expenses                                  (112,990)         (344,339)
                     Deferred revenue                                                       (110,631)                -
                     Income taxes payable                                                     92,678                 -
                                                                                          ----------        ----------

                        Net cash provided by (used in) operating activities                 (594,703)          161,301
                                                                                          ----------        ----------

Cash flows from investing activities:
     Investments in equity securities made                                                (8,618,225)       (2,495,113)
     Investments in debt securities made                                                  (4,764,786)       (3,291,249)
     Principal collected on debt securities                                                1,190,585         2,094,931
     Proceeds from repayment of stockholders' notes receivable                             1,455,000                 -
     Proceeds from sales of investments                                                    3,615,927                 -
     Acquisition of property and equipment                                                   (13,254)           (3,844)
     Proceeds from sale of property and equipment                                              2,000                 -
                                                                                          ----------        ----------

                        Net cash used in investing activities                             (7,132,753)       (3,695,275)
                                                                                          ----------        ----------

Cash flows from financing activities:
     Proceeds from (payments on) lines of credit                                             353,000        (2,200,000)
     Proceeds from debentures payable                                                      7,000,000         6,100,000
     Payments in lieu of fractional shares associated with stock dividend                       (191)                -
     Payment of deferred financing costs                                                    (175,000)         (192,500)
                                                                                          ----------        ----------

                        Net cash provided by financing activities                          7,177,809         3,707,500
                                                                                          ----------        ----------

Net increase (decrease) in cash and cash equivalents                                        (549,647)          173,526

Cash and cash equivalents, beginning of period                                             1,269,409           118,314
                                                                                          ----------        ----------

Cash and cash equivalents, end of period                                                 $   719,762        $  291,840
                                                                                         ============       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $   907,375        $1,735,867
                                                                                         ============       ===========

     Cash paid during the period for income taxes                                        $   720,000        $        -
                                                                                         ============       ===========

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2000 and March 31, 2001 (Unaudited)
--------------------------------------------------------------------------------


(1)  Unaudited Interim Financial Information

     In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) are prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended June 30, 2000, as filed with the Securities and Exchange Commission.

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

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

--------------------------------------------------------------------------------
     Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at March 31, 2001 ranged from 15% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

     Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $35,867,560 and $35,191,250 at June 30, 2000 and March 31, 2001 (91.7% and
     90.2% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

(4)  Debentures Payable

     During the third quarter of fiscal 2001, the Company has drawn an additional $3,000,000 against the total available SBA debentures of $10,000,000. The debentures bear interest at an interim rate of 6.602% and mature on September 1, 2011. The interest rate will be fixed in September 2001.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

--------------------------------------------------------------------------------

(5) Net Increase (Decrease) in Stockholders' Equity Resulting from Operations per Share

     The following table sets forth the calculation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the three months and nine months ended March 31, 2000 and 2001:


                                              Three months ended         Nine months ended
                                                   March 31,                 March 31,
                                          ------------------------   ----------------------
                                              2000         2001         2000         2001
                                          ----------   ----------    ----------   ----------
Basic net increase (decrease) in
    stockholders' equity resulting from
    operations per share:
      Net increase (decrease) in
        stockholders' equity resulting
        from operations                   $1,195,486   (2,199,089)    3,708,831   (3,621,789)
                                          ==========   ==========    ==========   ==========
      Weighted average number of
        common shares outstanding          1,581,430    1,581,430     1,581,430    1,581,430
                                          ==========   ==========    ==========   ==========
Basic net increase (decrease) in
    stockholders' equity resulting from
    operations per share                  $     0.76        (1.39)         2.35        (2.29)
                                          ==========   ==========    ==========   ==========
Diluted net increase (decrease) in
    stockholders' equity resulting from
    operations per share:
      Net increase (decrease) in
        stockholders' equity resulting
        from operations                   $1,195,486   (2,199,089)    3,708,831   (3,621,789)
                                          ==========   ==========    ==========   ==========

      Weighted average number of
        common shares outstanding          1,581,430    1,581,430     1,581,430    1,581,430
      Dilutive effect of stock options
        (as determined using the
        treasury stock method)                 2,236          -           5,676          -
                                          ----------   ----------    ----------   ----------
      Adjusted weighted average
        number of common shares
        outstanding                        1,583,666    1,581,430     1,587,106    1,581,430
                                          ==========   ==========    ==========   ==========
Diluted net increase (decrease) in
    stockholders' equity resulting from
    operations per share                  $     0.75        (1.39)         2.34        (2.29)
                                          ==========   ==========    ==========   ==========

WATERSIDE CAPITAL CORPORATION


Schedule of Portfolio Investments

June 30, 2000 and March 31, 2001
--------------------------------------------------------------------------------


The Company's investment portfolio at June 30, 2000 consisted of the following:





                                                                                                         Cost or
                                                                                     Number of         contributed       Fair market
Equity Securities:                                                                     shares             value             value
------------------                                                                  -----------       -----------        -----------
      Publicly Traded Companies:
         Avery Communications, Inc. Common Stock                                       245,000        $   249,900        $   156,310
         Netplex Group, Inc. Common Stock  (a)                                          66,400            464,800            129,281
         Netplex Group, Inc. Preferred Stock                                         1,500,000          1,151,784          1,151,784
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)                      700          2,046,004          1,346,004
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                                 500,000            225,000             28,000
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                               1,423,821             60,484             60,484

      Private Companies:
         Real Time Data Management Services, Inc. Preferred Stock                          300            286,859            463,500
         Delta Education Systems, Inc. Preferred Stock                                   1,625          1,594,283          1,594,283
         Diversified Telecom, Inc. Preferred Stock  (c)                                  1,500          1,500,000            750,000
         Crispies, Inc. Preferred Stock                                                    400            398,320            398,320
         Triangle Biomedical Sciences Preferred Stock                                    2,000          1,988,481          1,988,481
         JMS Worldwide, Inc. Preferred Stock                                             1,500          1,500,000          1,500,000
         EPM Development Systems Corp. Preferred Stock                                   1,500          1,492,847          1,492,847
         Fire King International Preferred Stock                                         2,000          2,000,000          2,000,000
         SECC (formerly MilleCom, Inc.) Common Stock                                   840,000                 60                 60
         Eton Court Asset Management, Ltd. Preferred Stock                               1,000            973,397            973,397
         Fairfax Publishing Co., Inc. Preferred Stock                                    1,100          1,042,347          1,042,347
         DigitalSquare.com Preferred Stock                                           1,210,739          1,513,425          1,513,425
         Answernet, Inc. Preferred Stock                                                   550            303,194            303,194
         Answernet, Inc. Preferred Stock                                                   700            376,926            376,926
         ISR Solutions, Inc. Preferred Stock                                               500            497,407            497,407
         Capital Markets Group, Inc. Preferred Stock                                     1,500          1,500,000          1,500,000
         Jubilee Tech International, Inc. Convertible Preferred Stock                2,200,000          1,971,000          1,971,000
         VentureCom, Inc. Preferred Stock                                              278,164          2,000,000          2,000,000
                                                                                                       ----------         ----------
               Total equity securities                                                                 25,136,518         23,237,050
                                                                                                       ----------         ----------



                                                                                                   Cost or
                                                                                                contributed
Debt Securities:                                                                Maturity            value         Fair value
----------------                                                                --------       -------------      ----------
      Avery Communications, Inc. Convertible Note                                12/10/02      $   350,000        $  350,000
      Extraction Technologies of VA, LLC                                          7/22/03          900,000           900,000
      Extraction Technologies of VA, LLC                                          8/31/04          202,316           202,316
      Extraction Technologies of VA, LLC                                          11/2/04          373,711           373,711
      Extraction Technologies of VA, LLC                                           2/7/05          263,742           263,742
      Extraction Technologies of VA, LLC                                          2/25/05           97,409            97,409
      Extraction Technologies of VA, LLC                                          3/14/05           95,584            95,584
      JMS Worldwide, Inc.                                                         7/31/03          950,000           950,000
      Diversified Telecom, Inc.                                                    Demand           84,250            84,250
      Diversified Telecom, Inc.                                                   5/19/02          156,387           156,387
      SECC (formerly MilleCom, Inc.)                                              3/31/04          900,000           900,000
      SECC (formerly MilleCom, Inc.)                                              5/11/04          360,000           360,000
      ISR Solutions, Inc.                                                         6/30/04          742,167           742,167
      Fire King International                                                      Demand          550,000           550,000
      TABET Manufacturing Co., Inc.                                              12/31/04          283,230           283,230
      National Assisted Living, LP                                               12/31/04        1,408,689         1,408,689
      Electronic Business Systems, Inc. (formerly
         Triangle Imaging Group, Inc.)  (b)                                       1/31/05          424,931           424,931
      New Dominion Pictures LLC                                                   4/30/06          735,350           735,350
                                                                                                 ---------         ---------
               Total debt securities                                                             8,877,766         8,877,766
                                                                                                 ---------         ---------

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and March 31, 2001 (Unaudited)
--------------------------------------------------------------------------------


                                                                                       Cost or
                                                      Number of    Percentage        contributed        Fair market
Stock Options and Warrants:                            shares      ownership            value              value
---------------------------                         -----------    ----------       -------------     -------------
Publicly Traded Companies:
   Avery Communications, Inc.                         161,000          0.00         $         -        $         -
   Netplex Group, Inc.  (a)                           300,000          2.10             900,000            171,600
   Electronic Business Systems, Inc. (formerly
      Triangle Imaging Group, Inc.)  (a) (b)           56,000          0.39                   -                  -



Private Companies:
   Real Time Data Management Services, Inc.               125         29.41             115,000            139,573
   Delta Education Systems, Inc.                          639         39.00              48,200             69,546
   Diversified Telecom, Inc.                            8,998         15.00                   -                  -
   Crispies, Inc.                                         524          6.37               2,800              3,235
   Triangle Biomedical Sciences                        50,743         11.70             127,449            127,449
   Extraction Technologies of VA, LLC                       -         39.00             337,567            337,567
   JMS Worldwide, Inc.                                    199          5.00                   -                  -
   EPM Development Systems Corp.                           87          8.00              11,600            634,278
   Fire King International                                  4          4.00                   -                  -
   SECC (formerly MilleCom, Inc.)                     150,000          3.15                   -                  -
   Eton Court Asset Management, Ltd.                   14,943         13.00              34,700             34,700
   Fairfax Publishing Co., Inc.                           526         16.50              73,600             73,600
   ISR Solutions, Inc.                                550,973          7.20              12,936             12,936
   DigitalSquare.com                                   81,074          5.70                 -                  -
   Answernet, Inc.                                     69,837         17.64             268,615            268,615
   TABET Manufacturing Co., Inc.                      500,000         20.00             175,400            175,400
   National Assisted Living, LP                             -         15.00             667,000            667,000
   Capital Markets Group, Inc.                      2,294,118         15.00                   -                  -
   Jubilee Tech International, Inc.                   400,000          1.60             240,000            240,000
   Signius Investment Corporation                          12         11.67             332,595            332,595
   VentureCom, Inc.                                    38,943          0.37                   -                  -
   New Dominion Pictures LLC                                -          9.00             464,650            464,650
                                                                                    -----------        -----------
               Total options and warrants                                             3,812,112          3,752,744
                                                                                    -----------        -----------
               Total investments                                                    $37,826,396        $35,867,560
                                                                                    ===========        ===========



The Company's investment portfolio at March 31, 2001 consisted of the following:





                                                                                               Cost or
                                                                           Number of         contributed        Fair market
Equity Securities:                                                          shares              value              value
------------------                                                          --------         -----------        -----------
      Publicly Traded Companies:
         Avery Communications, Inc. Common Stock                              245,000        $   235,597        $    99,470
         Avery Communications, Inc. Common Stock  (a)                         190,167             95,084             65,608
         Avery Communications, Inc. Preferred Stock                         1,250,000          1,250,000          1,250,000
         Netplex Group, Inc. Common Stock                                      66,400            464,800              9,960
         Netplex Group, Inc. Preferred Stock                                1,500,000          1,297,417          1,297,417
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Convertible Preferred Stock  (b) (c)             700          2,046,004            100,000
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                        500,000            225,000                  -
         Electronic Business Systems, Inc. (formerly Triangle
            Imaging Group, Inc.) Common Stock  (b) (c)                      1,423,821             60,484                  -
         Primal Solutions, Inc. Common Stock                                  715,167             14,303             14,303


WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and March 31, 2001 (Unaudited)
--------------------------------------------------------------------------------


                                                                                                       Cost or
                                                                                    Number of        contributed        Fair market
                                                                                     shares             value              value
                                                                                   ----------        ----------         ----------
      Private Companies:
         Real Time Data Management Services, Inc. Preferred Stock                        300       $    294,251      $     499,705
         Delta Education Systems, Inc. Preferred Stock                                 1,625          1,601,513          1,601,513
         Diversified Telecom, Inc. Preferred Stock  (c)                                1,500          1,500,000            750,000
         Crispies, Inc. Preferred Stock                                                  400            398,740            398,740
         Triangle Biomedical Sciences Preferred Stock                                  2,100          2,107,597          2,107,597
         JMS Worldwide, Inc. Preferred Stock                                           1,500          1,500,000          1,500,000
         EPM Development Systems Corp. Preferred Stock                                 1,500          1,494,587          1,494,587
         Fire King International Preferred Stock                                       2,000          2,000,000          2,000,000
         SECC (formerly MilleCom, Inc.) Common Stock                                 840,000                 60                 60
         Eton Court Asset Management, Ltd. Preferred Stock                             1,000            978,602            978,602
         Fairfax Publishing Co., Inc. Preferred Stock                                  1,100          1,655,905          1,655,905
         DigitalSquare.com Convertible Preferred Stock                             1,210,739          1,513,425          1,513,425
         Answernet, Inc. Preferred Stock                                                 550            326,886            326,886
         Answernet, Inc. Preferred Stock                                                 700            402,425            402,425
         ISR Solutions, Inc. Preferred Stock                                             500            497,848            497,848
         Capital Markets Group, Inc. Preferred Stock                                   1,500          1,500,000                  -
         Jubilee Tech International, Inc. Convertible Preferred Stock              2,200,000          1,997,865          1,997,865
         VentureCom, Inc. Preferred Stock                                            278,164          2,000,000          2,000,000
         Phoenix Fabrications, Inc. Preferred Stock                                      400            275,146            275,146
         AmeriComm Direct Marketing LLC Preferred Stock                               27,696                 28                 28
                                                                                                     ----------         ----------
               Total equity securities                                                               27,733,567         22,837,090
                                                                                                     ----------         ----------





                                                                                                  Cost or
                                                                                                contributed
Debt Securities:                                                               Maturity            value              Fair value
----------------                                                               --------            -----              ----------
      Avery Communications, Inc. Convertible Note                              12/10/02            $   350,000        $   350,000
      Extraction Technologies of VA, LLC   (c) (d)                             7/22/03                 900,000            104,011
      Extraction Technologies of VA, LLC   (c) (d)                             8/31/04                 202,316             23,979
      Extraction Technologies of VA, LLC   (c) (d)                             11/2/04                 373,711             43,760
      Extraction Technologies of VA, LLC   (c) (d)                              2/7/05                 263,742             31,155
      Extraction Technologies of VA, LLC   (c) (d)                             2/25/05                  97,409             11,026
      Extraction Technologies of VA, LLC   (c) (d)                             3/14/05                  95,584             11,069
      JMS Worldwide, Inc.                                                      7/31/03                 900,000            900,000
      Diversified Telecom, Inc.                                                 Demand                  84,250             84,250
      Diversified Telecom, Inc.                                                5/19/02                 156,387            156,387
      ISR Solutions, Inc.                                                      6/30/04                 743,667            743,667
      Fire King International                                                   Demand                 550,000            550,000
      TABET Manufacturing Co., Inc.                                            12/31/04                298,666            298,666
      National Assisted Living, LP                                             12/31/04              1,489,961          1,489,961
      New Dominion Pictures LLC                                                4/30/06                 770,592            770,592
      Mayfair Enterprises, Inc.                                                7/18/05                 240,443            240,443
      DigitalSquare.com                                                        9/15/05                 289,250            289,250


      Phoenix Fabrications, Inc.                                                9/8/05                 343,933            343,933
      Kotarides Baking Co. of VA                                                6/5/01                 571,576            571,576
      AmeriComm Direct Marketing LLC                                           12/29/05                750,000            750,000
      Triangle Biomedical Sciences                                             12/8/01                 153,713            153,713
                                                                                                    ----------         ----------
               Total debt securities                                                                 9,625,200          7,917,438
                                                                                                    ----------         ----------

WATERSIDE CAPITAL CORPORATION

Schedule of Portfolio Investments

June 30, 2000 and March 31, 2001

                                                                                   Cost or
                                                          Number of Percentage   contributed  Fair market
Stock Options and Warrants:                                shares    ownership      value        value
---------------------------                                ------    ---------      -----        -----
    Publicly Traded Companies:
      Netplex Group, Inc.  (a)                             300,000         2.10 $    900,000 $          -
      Electronic Business Systems, Inc. (formerly
         Triangle Imaging Group, Inc.)  (a) (b)             98,000         0.63            -            -

    Private Companies:
      Real Time Data Management Services, Inc.                 125        29.41      115,000      157,270
      Delta Education Systems, Inc.                            639        39.00       48,200       75,413
      Diversified Telecom, Inc.                              8,998        15.00            -            -
      Crispies, Inc.                                           524         6.37        2,800        3,235
      Triangle Biomedical Sciences                         632,916        12.20      171,967      171,967
      Extraction Technologies of VA, LLC  (d)                    -        39.00      337,567            -
      JMS Worldwide, Inc.                                      199         5.00            -            -
      EPM Development Systems Corp.                             87         8.00       11,600      634,278
      Fire King International                                    4         4.00            -            -
      SECC (formerly MilleCom, Inc.)                       150,000         3.15            -            -
      Eton Court Asset Management, Ltd.                     14,943        13.00       34,700       34,700
      Fairfax Publishing Co., Inc.                           1,026        20.30      123,238      426,638
      ISR Solutions, Inc.                                  588,334         5.90       12,936       12,936
      DigitalSquare.com                                    150,000            -       75,000       75,000
      Answernet, Inc.                                       69,837        16.50      268,615      268,615
      TABET Manufacturing Co., Inc.                        487,500        19.50      175,400      175,400
      National Assisted Living, LP                               -        15.00      667,000      667,000
      Capital Markets Group, Inc.                        2,294,118        15.00            -            -
      Jubilee Tech International, Inc.                     400,000         1.60      240,000      240,000
      Signius Investment Corporation                            12        11.67      332,595      332,595
      VentureCom, Inc.                                      38,943         0.37            -            -
      New Dominion Pictures LLC                                  -         9.00      464,650      464,650
      Mayfair Enterprises, Inc.                                  -        15.00      214,400      214,400
      Phoenix Fabrications, Inc.                                 -        25.00      297,000      297,000
      Kotarides Baking Co. of VA                                 -        13.75      185,625      185,625
                                                                                ------------ ------------
           Total options and warrants                                              4,678,293    4,436,722
                                                                                ------------ ------------
           Total investments                                                    $ 42,037,060 $ 35,191,250
                                                                                ============ ============


(a) Rule 144A restricted securities.

(b) This entity, which is considered an affiliate of the Company, filed Chapter 11 bankruptcy on September 1, 2000.

(c) Entity is in arrears with respect to dividend/interest payments.

(d) This entity filed Chapter 11 bankruptcy on December 26, 2000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

o      General

       Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company located in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996, the Company operated as a development stage company focused primarily on preparation to commence operation. The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996 the Company made its first portfolio investment. In January 1998 the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

       The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of interest expense on borrowings to fund its portfolio growth and payroll and other expenses incidental to operations. Waterside currently has 6 full time employees.


o      Results of Operations

       Comparison of Three Months Ended March 31, 2001 and March 31, 2000

       For the three months ended March 31, 2001, total operating income was $1,149,000 compared to $1,215,000 reported during the same period of 2000. The decrease in operating income is due to a reduction in fee income due to the origination of fewer investments during the quarter. The March 31, 2001 quarterly operating income consisted of dividends of $737,000, interest on debt securities of $301,000, fee income of $110,000 and interest on cash equivalents of $1,000.

       Total operating expenses for the three months ended March 31, 2001, were $921,000, consisting of interest expense of $497,000, salaries and benefits of $244,000, legal and accounting expense of $71,000, and other operating expenses of $109,000. These expenses compared to the $767,000 for the three months ended March 31, 2000, consisting of interest expense of $340,000, salaries and benefits of $263,000, legal and accounting expenses of $39,000, and other operating expenses of $125,000. The significant increase in interest expense for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000 is due to the increased borrowings made to fund the Company's investment portfolio.
       Net operating income of $374,000 for the three months ended March 31, 2001, compared to the $504,000 reported for the three months ended March 31, 2000.

       The realized gain on investments of $766,000 for the three months ended March 31, 2000, was due to an after tax gain on the Company's holdings in the publicly traded investment The Netplex Group. The increase in unrealized depreciation on investments net of taxes of $2,640,000 for the three months ended March 31, 2001 is primarily due to an additional write down of a portfolio company (Extraction Technologies of Virginia) that filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code in order to restructure contractual and debt obligations. The remainder of the increase in unrealized depreciation for the three months ended March 31, 2001 is attributable to the write down of $1.5 million related to Capital Markets Group, Inc. due to its deteriorating financial condition.

       The net increase (decrease) in stockholders' equity resulting from operations was a decrease of $2,199,000 or $1.39 per share for the quarter ended March 31, 2001, compared to an increase of $1,195,000 or $0.75 per share on a fully diluted basis, for the comparable period ended March 31, 2000.

       Comparison of Nine Months Ended March 31, 2001 and March 31, 2000

       For the nine months ended March 31, 2001, total operating income was $3,181,000 compared to $3,035,000 reported during the same period of 2000. The increase in operating income is due to the increase in interest and dividend income as a result of the growth in the Company's investment portfolio as compared to 2000, partially offset by the reduction in fee income due to the origination of fewer investments during the most recent nine-month period. The March 31, 2001 year-to-date operating income consisted of dividends of $2,097,000, interest on debt securities of $760,000, fee income of $315,000, and interest on cash equivalents of $9,000.

       Total operating expenses for the nine months ended March 31, 2001 were $2,615,000, consisting of interest expense of $1,455,000, salaries and benefits of $699,000, legal and accounting expense of $165,000, and other operating expenses of $296,000. These expenses compared to the $1,967,000 for the nine months ended March 31, 2000, consisting of interest expense of $834,000, salaries and benefits of $692,000, legal and accounting expenses of $113,000, and other operating expenses of $328,000. The significant increase in interest expense for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000 is due to the increased borrowings made to fund the growth in the company's investment portfolio. For the nine months ended March 31, 2001, net operating income was $1,031,000 or $0.65 per share compared to the $1,253,000 or $0.79 per share reported for the same nine-month period of the previous fiscal year.

       During the nine months ended March 31, 2000, Waterside realized an aftertax gain of $1.8 million on its holdings in The Netplex Group. In addition, Waterside had an increase in after tax unrealized gains on investments of $0.7 million, primarily due to increases in the fair values of its publicly traded investments. Net of taxes, total realized and unrealized gains on investments added $2.5 million to total income during the nine months ended March 31, 2000.

       During the nine months ended March 31, 2001, Waterside recorded an aftertax unrealized depreciation in the fair value of its investments of $4.7 million, primarily due to the deteriorating financial condition of three portfolio companies, two of which filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. The write downs for the companies in bankruptcy were $1.3 million for Electronic Business Systems, Inc., and $2.0 million for Extraction Technologies of Virginia, LLC, with an additional write down of $1.5 million for Capital Markets Group, Inc. In addition, during the nine months ended March 31, 2001, the Company recorded a valuation allowance of $1,689,000 on its deferred tax assets due to greater uncertainty as to the realization of these tax benefits.

       Stockholders' equity resulting from operations decreased $3,622,000 or $2.29 per share for the March 31, 2001 nine-month period, compared to an increase of $3,709,000 or $2.34 per share on a fully diluted basis, for the comparable period ended March 31, 2000.

o      Financial Condition, Liquidity And Capital Resources

       At March 31, 2001 the Company's Investment portfolio totaled $35.2 million compared with the $35.9 million reported at June 30, 2000. For the nine months ended March 31, 2001 the Company funded $5.8 million in investments compared to the $13.4 million funded during the comparable nine months of 2000. To fund these new investments, the company borrowed $6.1 million from the SBA during the nine months ended March 31, 2001.

       Net asset value per common share decreased to $8.35 per share at March 31, 2001, from $10.65 per share at June 30, 2000. This reduction in net asset value is a result of the investment write downs previously discussed.

       During the nine months ended March 31, 2001, net cash provided by operating activities was $161,000 as compared to the $595,000 used during the nine months ended March 31, 2000. Refunded income taxes of $323,000 contributed significantly to the cash provided during the nine months ended March 31, 2001. The Company used $3.7 million in investing activities during the nine months ended March 31, 2001 as compared to the $7.1 million used in investing activities for the nine months ended March 31, 2000, primarily due to the reduction in investment origination as described above, partially offset by proceeds from sale of investments and repayment of loans. Cash flows provided by financing activities for the nine months ended March 31, 2001 were $3.7 million compared to the
       $7.2 million provided during the nine months ended March 31, 2000.   The
       increases relate to net borrowings in 2000 as compared to 2001 to finance investment origination.


o      Quantitative and Qualitative Disclosure About Market Risk

       The Company's business activities contain elements of risk. The Company considers the principal types of market risk to be: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its business. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

       The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as four of the Company's thirty investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-six investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is subject to the estimate of the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity securities of $35.2 million at March 31, 2001, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter significantly.

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