Form 10-K
period 2001-06-30
WATERSIDE CAPITAL CORP
filed 2001-09-26
CIK 924095

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                         -----------------------------

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                        COMMISSION FILE NO.: 333-36709
                -----------------------------------------------


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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $1.00 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2001: Common Stock: $4,649,404.

     The number of shares outstanding of the registrant's common stock as of August 31, 2001: 1,581,430.

                         WATERSIDE CAPITAL CORPORATION
                                2001 FORM 10-K
                               TABLE OF CONTENTS





PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants

PART III
Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                      Documents Incorporated by Reference

     Portions of the registrant's Annual Report to Shareholders (the "Annual Report") are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the "2001 Proxy Statement") to be used in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1.  Business

The Company

     Waterside Capital Corporation (the "Company") is a closed-end investment company licensed by the Small Business Administration (the "SBA") as a small business investment company (an "SBIC") under the Small Business Investment Act of 1958, as amended (the "SBA Act"). The Company invests in equity and debt securities of small businesses to finance their growth, expansion and modernization. Its equity investments have generally been in the form of preferred stock bearing current-pay dividends. The weighted average dividend on its preferred stock investments, at fair value, is currently 11.64%. The Company also provides long-term loans at similar rates. The weighted average annual interest rates on its loans, at fair value, is currently 12.39%. To date, the Company has made most of its investments in preferred stock because, as an SBIC, its dividend income is non-taxable. Its equity and debt financings are generally coupled with warrants to acquire common stock representing a minority interest in its portfolio companies. The Company seeks to achieve current income from origination fees, preferred stock dividends and interest on loans, as well as long-term growth in the value of its net assets through the appreciation of its common stock positions in portfolio companies.

     The Company began business operations in July 1996 after receiving its SBA license and closing its initial private placement of Common Stock. The Company made its first portfolio investment in October 1996 and, as of the date of this Report, has approximately $33.7 million in investments at fair value in 30 portfolio companies.

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

     The Company raised its Private Capital through private investments by individuals, businesses, financial institutions and governmental entities located primarily in eastern Virginia and through its January 1998 public offering. Its Private Capital includes approximately $1.5 million invested by certain "accredited" investors. In addition, the Company obtained $8,083,536 of net proceeds from its initial public offering in February 1998.

     To fund its equity investments and debt financings, the Company has used its private and public offering proceeds as well as borrowed funds from the SBA ("SBA Debentures") which are available to the Company for up to 10 years. At June 30, 2001, the Company had drawn down debentures totaling $25.4 million payable to the SBA. The $25.4 million outstanding debentures bear interest at a weighted average fixed interest rate of 7.90%, including an annual service fee of 1.0%, and mature between March 1, 2009 and September 1, 2011. The debentures require semi-annual payments of interest only, with all principal due upon maturity. The SBA Debentures are subject to a prepayment penalty. In addition to the periodic interest rate described above, the Company pays a 1.0% one-time fee on all SBA Debentures at the time of approval by the SBA and a 2.5% one-time fee on amounts actually drawn by the Company.

     Incorporated in Virginia on July 13, 1993, the Company is registered under the Investment Company Act of 1940 (the "Investment Act"). Its main office is located at 300 East Main Street, Suite 1380, Norfolk, Virginia 23510, and its telephone number is (757) 626-1111.

Strategy

     The Company seeks to provide growth capital financing to small businesses. Primarily through their experience in business and with financial institutions, management and members of the Executive Committee have developed a level of expertise in identifying and developing new investment opportunities in this market. The Company targets portfolio companies that meet certain criteria, including potential for significant growth, experienced management teams and financial history with a significant ownership interest. The Company believes the market for small commercial loans is underserved by traditional lending sources. Traditionally, small businesses have relied on commercial banks to provide debt financing to fund growth. In the latter half of the 1980's and the early 1990's, funds from these traditional lending sources diminished as commercial banks consolidated market share and sought to limit both credit exposure and administrative expense associated with monitoring numerous small company loans. The Company also believes that many of its competitors are burdened with overhead, regulatory and administrative structures that hinder them from competing more effectively in this market. As a result of these fundamental changes, a significant opportunity has developed for nontraditional lenders to provide not only debt financing to, but also equity infusions in, small companies, creating the potential for attractive risk-adjusted returns.

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

Selection Of Investment Opportunities

     The Company has invested, and expects to continue investing, in a wide range of businesses -- from technology companies to manufacturing and service firms. Since making its first investment in late 1996, the Company has identified certain key elements for investing in emerging growth small businesses. The Company initiates its investment decisions by analyzing traditional criteria for making any equity or debt investment or granting any credit: character, collateral, growth potential, capacity to repay, financial and credit history and other factors. After an initial screening based on these factors, management recommends to the Executive Committee investments in those small businesses it believes will succeed and contribute to the profitability of the Company. In general, although obviously involving substantially more risk, providing growth capital to small businesses can generate a higher return on investment because these companies often have higher growth rates of revenues and profits than larger, more established firms. The Company generally does not focus on making loans to or investments in start-up companies that may have difficulty making current dividends or interest payments, although most investments are in early-stage companies and the Company will continue to make such investments in the future.

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

Settlement of Investments

     The Company makes its equity investments with the intention of liquidating for cash within five to seven years, although situations may arise in which it may hold equity securities for a longer period. Its loans are made for a minimum of five years as required by SBA regulations. The Company expects that a successful investment will result in the redemption of preferred stock with dividends or the repayment of a loan with interest, and a gain on the sale of the portfolio company's common stock, generally through the exercise of warrants acquired in connection with the investment or the conversion of convertible securities.

     Preferred stock purchased by the Company generally bears a "put option," exercisable after five years, requiring the portfolio company to repurchase the shares at par, together with any unpaid dividends. The warrants it acquires often carry a similar put option, also exercisable generally after five years, requiring a repurchase of the underlying common stock at fair market value. The warrants typically also contain anti-dilution provisions and are detachable and transferable.

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

Asset/Risk Management

     Investment in a small business, whether by debt or equity, necessarily involves the risk that the debt will not be repaid or that the equity component will remain illiquid even if the portfolio company performs and underlying value is present. The Company has recorded realized and unrealized losses on some of its investments and expects that losses will occur in its investments in the future. Management attempts to minimize any such losses through several strategies.

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

     Executive Committee Approval. If the investment appears to management to meet Company underwriting standards, it must be presented to the Executive Committee for additional evaluation and approval. The Executive Committee rejected a number of investments in fiscal 2001.

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

Portfolio Companies

     As of the date of this Report, the Company has investments in 30 portfolio companies, with a fair value of approximately $33.7 million.

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

Employees

     The Company has six full-time employees. The Company has maintained, and intends to continue to maintain, low personnel overhead by extensively utilizing, in particular, the members of the Executive Committee and the members of its Board of Directors, for business referrals, marketing, investment analysis and due diligence reviews.

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

Determination Of Net Asset Value

     The Board of Directors has delegated to the Executive Committee the sole responsibility for determining the asset value of each of the Company's equity investments and loans and of its portfolio in the aggregate. The Executive Committee determines the value of its portfolio companies quarterly, as soon as practicable after and as of the end of each calendar quarter. Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the "Policy"). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities. Discounts range from 15% to 40% for investment size and market liquidity concerns. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940. Pursuant to SBA regulations, investments are deemed to be "fair value" if such values are determined by the Executive Committee in accordance with SBA valuation policy. This requirement is consistent with the procedure for determining fair value contained in the Investment Act. The Company's policy is that equity investments be held for five to seven years and loans for a minimum of five years (as required by SBA regulations) or until maturity.

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


Name and Address           Age  Position and Offices with the Company
-------------------------- ---  --------------------------------------------

J. W. Whiting Chisman, Jr. 60 Member of Executive Committee and Director 226 Creekview Lane
Hampton, VA  23669

Ernest F. Hardee            61  Member of Executive Committee and Director
100 E. 15th Street

Norfolk, VA  23510

J. Alan Lindauer            62  Chairman of Executive Committee, Director,
300 East Main Street            President And Chief Executive Officer
Suite 1380
Norfolk, VA  23510

Robert I. Low               64  Member of Executive Committee and Director
P. O. Box 3297
Norfolk, VA 23514

Gerald T. McDonald          54  Chief Financial Officer, Secretary and Treasurer
1501 Layden Cove Way
Virginia Beach, VA  23454

Peter M. Meredith, Jr.      49  Member of Executive Committee, Chairman of the
P. O. Box 11265                 Board of Directors
Norfolk, VA  23517

Charles H. Merriman, III    67  Member of Executive Committee and Director
5507 Cary Street Road
Richmond, VA 23226

R. Scott Morgan             56  Member of Executive Committee and Director
316 Court Street
Portsmouth, VA  23704

Richard G. Ornstein         59  Member of Executive Committee And Director
524 Fisherman's Bend
Virginia Beach, VA 23451

Martin N. Speroni           36  Vice President and Director of Research
300 East Main Street
Suite 1380
Norfolk, VA 23510

Lex W. Troutman             48  Vice President and Business Development Officer
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

     R. Scott Morgan, Sr. has served as a director of the Company since September 1997. From 1995 through 1997, Mr. Morgan was Executive Vice President and Corporate Banking Manager with the Corporate Banking Group of Branch Bank & Trust Corp. Between 1992 and 1995, he was employed in various capacities with Commerce Bank. Mr. Morgan has been President of Town Bank since 1999.

     Richard G. Ornstein has served as a director of the Company and a member of the Executive Committee since September 1997. Since 1964, Mr. Ornstein has been privately engaged in real estate management and development.

     Martin N. Speroni has served as Director of Research since November 1998. Between 1993 and 1997 Mr. Speroni traded fixed income securities for Raymond James & Associates. Before that he was a financial analyst with Continental Grain Company, a New York based international conglomerate. Mr. Speroni holds an MBA from Columbia University and an M.A. from the University of South Florida.

     Lex W. Troutman has served as a Business Development Officer since May 1998. From 1981 to 1992, he served as a Senior Vice President of Crestar Bank. From July 1992 to May 1998, he served as Principal of Meridian Investment Company, Inc., a business consulting firm. Mr. Troutman is a Certified Public Accountant.

     Other Members of the Board of Directors. The Company's existing Board of Directors has 18 members of which 16 will be nominated for re-election at the Company's 2001 Annual Meeting. Directors hold office until expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Officers of the Company serve at the discretion of the Board of Directors, subject to any employment contract rights. The following table sets forth the names, addresses and ages of all directors of the Company who are not members of the Executive Committee. Information concerning their principal occupation and background follows.

Name and Address                  Age  Position and Offices With the Company
--------------------------------  ---  -------------------------------------

James E. Andrews                   63  Director
109 East 40th Street
Norfolk, VA  23504

Jeffrey R. Ellis                   57  Director
513 Kerry Lane
Virginia Beach, VA  23451

Eric L. Fox                        54  Director
1412 Whittier Road
Virginia Beach, VA  23454

Marvin S. Friedberg                58  Director
8204 Ocean Front
Virginia Beach, VA 23451

Roger L. Frost                     69  Director
1700 Grove Court
Norfolk, VA  23503

Henry U. Harris, III               48  Director
500 E. Main Street, Suite 1500
Norfolk, VA  23510

Harold J. Marioneaux, Jr.          45  Director
504 Mill Stone Road
Chesapeake, VA  23320

Augustus C. Miller                 67  Director
1000 E. City Hall Avenue
Norfolk, VA  23504

Juan M. Montero, II                59  Director
2147 Old Greenbrier Road
Chesapeake, VA  23320

Jordan E. Slone                    38  Director
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

     The Members of the Audit Committee are Messrs. Low, Frost and Meredith. The Audit Committee recommends selection of the Company's independent accountants and reviews the scope of the annual audit and the results of the audit with management and the independent accountants.

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

     Investments in Small, Privately Owned Companies. The Company's portfolio consists of equity and debt securities issued by small, privately owned businesses that, under SBA regulations, must have a tangible net worth of less than $18 million and average net income after federal income tax for the preceding two years of $6 million or less (computed without benefit of any carryover loss). Furthermore, 20% of the Company's portfolio must consist of investments in smaller enterprises with a net worth of not more than $6 million and average net income after federal income tax for the preceding two years of $2 million or less (computed without benefit of any carryover loss). See "Regulation." The Company's equity investments in these small businesses have primarily been in the form of preferred stock or subordinated debt, coupled with warrants to acquire shares of common stock. There is generally no publicly available information about such companies, so the Company must rely on the diligence of its employees and agents to obtain information in connection with the Company's investment decisions. Typically, small businesses depend for their success on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, small businesses frequently have smaller product lines and market shares than their competitors, may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial variations in operating results. During fiscal 2000, the Company realized a loss of $527,500 on a privately held company in its portfolio. During fiscal 2000 and 2001, the Company also incurred unrealized losses of approximately $750,000 and $5.5 million, respectively, in privately held portfolio company investments. Investment in small businesses therefore involves a high degree of business and financial risk, can result in substantial losses and should be considered highly speculative. See "Investment Policies."

     Payment Defaults. Generally, the Company makes current-pay, dividend-bearing preferred stock investments in, and nonamortizing, five-year term loans with fixed or variable rates of interest to, small businesses that have limited financial resources and are able to obtain only limited financing from traditional sources. Its loans may or may not be secured by the assets of the borrower. A portfolio company's ability to pay preferred stock dividends or to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, the death, disability or resignation of senior management, a downturn in its industry or negative economic conditions. During fiscal 2001, five portfolio companies defaulted on quarterly dividend payments and five portfolio companies defaulted on quarterly interest payments. A deterioration in a portfolio company's financial condition and prospects usually will be accompanied by a deterioration in the value of its preferred stock or any collateral for a loan. As a holder of preferred stock, the Company is always subordinate to any indebtedness of the portfolio company and, when the Company is not the senior lender, any collateral for a loan will be subordinate to another lender's security interest.

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

     Expansion. The Company intends to continue expanding its small business investment activities, both in size, and geographic scope, but not as quickly as in the past due to restrictions on available capital. In addition, it is investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds. No assurance can be given that the Company will restructure its operations in this manner, or that if it does, that the restructuring will benefit shareholders. If the Company accomplishes these objectives, no assurance can be given that it will be able to develop sufficient administrative personnel, management and operating systems to manage its expansion effectively.

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

     The Company has currently issued $25.4 million of SBA Debentures. This issuance involves associated fixed costs. SBA Debentures require that interest be paid on a current basis and the income from the Company's investments may not be sufficient to make the required payments. Leverage increases the risk of loss because increased operating revenues are needed to make required payments of principal and interest on loans. As such, losses on a small percentage of the Company's investments and loans can result in a much larger percentage reduction in shareholders' equity. See "Business--SBA Leverage."

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

     Events of September 11, 2001. The Company does not have any direct investments in companies directly affected by the tragic events of September 11, 2001. The Company has not completed its analysis of the indirect affects that these events may have on its portfolio companies. As a result, the Company cannot offer any assurance that direct or indirect consequences of these events will not have an adverse impact on the Company's financial position or results of operations or on the valuation of its portfolio investments.

Item 2. Properties

     The Company currently leases approximately 3,418 square feet of space in Norfolk, Virginia. The Company believes that its Norfolk office is adequate for its current and near-term future requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended June 30, 2001.

                                    PART II

     The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the Waterside Capital Corporation 2001 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Since February 2, 1998, Waterside Capital Corporation Common Stock has traded on the NASDAQ Market under the symbol "WSCC." Share price information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included in the Waterside Capital Corporation 2001 Annual Report, which is incorporated herein by reference.

     As of August 31, 2001, there were approximately 698 holders of the Common Stock, including approximately 98 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Small Business Administration, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

     The Company has not issued any of its authorized preferred stock.

Item 6. Selected Financial Data

     Information included in the section entitled "Five-Year Summary of Selected Financial Data" in the Waterside Capital Corporation 2001 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Waterside Capital Corporation 2001 Annual Report is incorporated herein by reference.

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

     The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as four of the Company's 30 investments are in thinly traded, small public companies, whose stock prices have been volatile. The other 26 investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is based on estimates made by the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of equity interests of $33.7 million at June 30, 2001 would have resulted in unrealized gains or losses and would have changed net increase (decrease) in stockholders' equity resulting from operations for the year by 7% and 17% respectively.

     The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have a negligible effect on the net increase (decrease) in stockholders' equity resulting from operations over a twelve-month period. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8. Financial Statements and Supplementary Data

     The Financial Statements of Waterside Capital Corporation, including notes thereto, are presented in the Waterside Capital Corporation 2001 Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants

     None.

                                   PART III

     The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 2001 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

     Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11. Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in Waterside's 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this Report:

          (1)  Financial Statements

               The Financial Statements of Waterside Capital Corporation and the Auditor's Report thereon, are incorporated herein by reference.

               Financial Statements:
               Independent Auditors Report of KPMG LLP
               Balance Sheets at June 30, 2000 and 2001
               Statements of Operations for the Years ended June 30, 1999, 2000 and 2001
               Statements of Changes in Stockholders' Equity for the Years ended June 30, 1999, 2000 and 2001
               Statements of Cash Flows for the Years ended June 30, 1999, 2000 and 2001
               Notes to  Financial Statements

          (2)  Financial Statement Schedule

               The information required by Schedule I - Investments in Securities of Unaffiliated Issuers is included in the Schedule of Portfolio Investments which is an integral part of the financial statements. The information required by Schedule VII - Valuation and Qualifying Accounts is included in this report as Schedule VII.

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

     (b)  Reports on Form 8-K (filed during the fourth quarter of 2001):

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATERSIDE CAPITAL CORPORATION

                                       By: /s/ J. Alan Lindauer
                                           --------------------
                                           J. Alan Lindauer
                                           President and Chief Executive Officer

Dated: September 25, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----
/s/ J. Alan Lindauer              Director, President           September 25, 2001
--------------------              and Chief Executive Officer
J. Alan Lindauer

/s/ James E. Andrews              Director                      September 25, 2001
--------------------
James E. Andrews

/s/ J. W. Whiting Chisman, Jr.    Director                      September 25, 2001
------------------------------
J. W. Whiting Chisman, Jr.

/s/ Jeffrey R. Ellis              Director                      September 25, 2001
--------------------
Jeffrey R. Ellis

/s/ Eric L. Fox                   Director                      September 25, 2001
---------------
Eric L. Fox

/s/ Roger L. Frost                Director                      September 25, 2001
------------------
Roger L. Frost

/s/ Marvin S. Friedberg           Director                      September 25, 2001
-----------------------
Marvin Friedberg

/s/ Ernest F. Hardee              Director                      September 25, 2001
--------------------
Ernest F. Hardee

/s/ Henry U. Harris, III          Director                      September 25, 2001
------------------------
Henry U. Harris, III

/s/ Robert I. Low                 Director                      September 25, 2001
-----------------
Robert I. Low

/s/ Harold J. Marioneaux, Jr.     Director                      September 25, 2001
-----------------------------
Harold J. Marioneaux, Jr.

/s/ Peter J. Meredith, Jr.        Chairman of the Board         September 25,2001
--------------------------         and Director
Peter J. Meredith

/s/ Charles H. Merriman, III      Director                      September 25, 2001
----------------------------
Charles H. Merriman, III

/s/ Augustus C. Miller            Director                      September 25, 2001
----------------------
Augustus C. Miller

/s/ Juan M. Montero, II           Director                      September 25, 2001
-----------------------
Juan M. Montero, II

/s/ R. Scott Morgan, Sr.          Director                      September 25, 2001
------------------------
R. Scott Morgan, Sr.

/s/ Richard G. Ornstein           Director                      September 25, 2001
-----------------------
Richard G. Ornstein

/s/ Jordan E. Slone               Director                      September 25, 2001
-------------------
Jordan E. Slone

/s/ Gerald T. McDonald            Chief Financial Officer       September 25, 2001
----------------------            (Principal Accounting and
Gerald T. McDonald                Financial Officer)

Independent Auditors' Report on Financial Statement Schedule



The Stockholders and Board of Directors
Waterside Capital Corporation:


Under date of July 31, 2001, we reported on the balance sheets of Waterside Capital Corporation, including the schedule of portfolio investments, as of June 30, 2000 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001, which are incorporated by reference. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG


July 31, 2001
Norfolk, Virginia

                                                                   Schedule VII

                         Waterside Capital Corporation
                       Valuation and Qualifying Accounts
                   Years Ended June 30, 1999, 2000 and 2001

                                                 Balance at              Additions                                     Balance at
                                                beginning of          charged to costs                                   end of
                                                   period               and expenses            Deductions               period
                                              ----------------        ----------------       ----------------       ----------------
Year ended December 31, 1999
-------------------------------

Valuation allowance (included
   net in deferred tax asset) for
   deferred tax asset                         $              -        $              -       $              -       $              -

Year ended December 31, 2000
-------------------------------

Valuation allowance (included
   net in deferred tax asset) for
   deferred tax asset                         $              -        $              -       $              -       $              -

Year ended December 31, 2001
-------------------------------

Valuation allowance (included
   net in deferred tax asset) for
   deferred tax asset                         $              -        $      2,492,000       $              -       $      2,492,000

                                 EXHIBIT INDEX

Exhibit
  No.     Description
-------   -----------
  1       Amended and Restated Articles of Incorporation of the Registrant,
          incorporated by reference to Exhibit 1 to Financial Statements and
          Exhibits on Form N-5/A as filed with the Securities and Exchange
          Commission on January 9, 1999.
  2       Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on
          Form N-5/A as filed with the Securities and Exchange Commission on
          January 9, 1999.
  8       The Registrant's License From the Small Business Administration,
          incorporated by reference to Exhibit 8 to Financial Statements and
          Exhibits on Form N-5/A as filed with the Securities and Exchange
          Commission on January 9, 1999.
 10.1     Employment Agreement, dated as of January 1, 2001, between the
          Registrant and J. Alan Lindauer, incorporated by reference to exhibit
          10.1 to the Company's Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.
 10.2     Employment Agreement, dated as of January 1, 2001, between the
          Registrant and Gerald T. McDonald, incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.
 10.3     Employment Agreement, dated as of January 1, 2001, between the
          Registrant and Martin N. Speroni, incorporated by reference to exhibit
          10.3 to the Company's Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.
 10.4     Employment Agreement, dated as of January 1, 2001, between the
          Registrant and Lex W. Troutman, incorporated by reference to exhibit
          10.4 to the Company's Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.
 10.5     1998 Employee Stock Option Plan, incorporated by reference to Exhibit
          B to the proxy statement on Form DEF 14A filed by the registrant on
          September 16, 1998.
*13       Annual Report to Shareholders.
*99.1     The Financial Statements and notes thereto which appear in Waterside
          Capital Corporation 2001 Annual Report to Shareholders (filed as
          Exhibit 13 to this Form 10-K) are incorporated herein by reference.

_____________

* Filed herewith.


                         WATERSIDE CAPITAL CORPORATION


                              2001 Annual Report