Form 10-Q
period 2001-09-30
WATERSIDE CAPITAL CORP
filed 2001-11-14
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

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

     As of September 30, 2001, the registrant had issued and outstanding 1,581,430 shares of Common Stock, $1.00 par value.

                         WATERSIDE CAPITAL CORPORATION
                                   FORM 10-Q

                               Table of Contents


                                                                           Page
                                                                          Number


PART I.  FINANCIAL INFORMATION
Item 1.  Balance Sheets as of June 30, 2001 and September 30, 2001
               (unaudited)

         Statements of Operations for the Three Months Ended
         September 30, 2000 and 2001 (unaudited)

         Statements of Changes in Stockholders' Equity for the Three Months Ended September 30, 2000 and 2001 (unaudited)

         Statements of Cash Flows for the Three Months Ended
         September 30, 2000 and 2001 (unaudited)

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2001 and September 30, 2001

--------------------------------------------------------------------------------------------------------------------------------

                                                                                               June 30,           September 30,
                                                                                                 2001                 2001
                                                                                          ------------------     ---------------
                                                                                                                   (Unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 2):
         Equity securities                                                                $       23,146,571     $    21,311,337
         Debt securities                                                                           6,514,395           8,883,414
         Options and warrants                                                                      4,025,942           3,310,917
                                                                                          ------------------     ---------------
                 Total investments, cost of $41,702,728 and $39,376,039
                     at June 30, 2001 and September 30, 2001, respectively                        33,686,908          33,505,668
                                                                                          ------------------     ---------------
     Current assets:
         Cash and cash equivalents                                                                 1,089,386           1,405,238
         Current portion of dividends receivable                                                     719,188             688,359
         Interest receivable                                                                         101,304             153,328
         Notes receivable                                                                            237,550             297,892
         Refundable income taxes                                                                     533,225             533,225
         Prepaid expenses                                                                            131,891             119,927
         Other current assets                                                                         50,466               7,411
                                                                                          ------------------     ---------------
                 Total current assets                                                              2,863,010           3,205,380
                                                                                          ------------------     ---------------
     Dividends receivable, excluding current portion                                                 278,583             323,583
     Property and equipment, net                                                                     133,217             122,102
     Deferred income taxes                                                                           550,000             482,000
     Deferred financing costs, net                                                                   867,040             850,699
                                                                                          ------------------     ---------------
                 Total assets                                                             $       38,378,758     $    38,489,432
                                                                                          ==================     ===============
Liabilities and Stockholders' Equity:
     Current liabilities:
         Accounts payable                                                                 $           85,224     $        54,580
         Accrued interest                                                                            657,514             152,607
         Accrued expenses                                                                            237,009             228,455
                                                                                          ------------------     ---------------
                 Total current liabilities                                                           979,747             435,642

     Debentures payable                                                                           25,400,000          25,400,000
                                                                                          ------------------     ---------------
                 Total liabilities                                                                26,379,747          25,835,642
                                                                                          ------------------     ---------------
     Stockholders' equity:
         Common stock, $1 par value, 10,000,000 shares authorized,
             1,581,430 issued and outstanding                                                      1,581,430           1,581,430
         Preferred stock, $1 par value, 25,000 shares authorized,
             no shares issued and outstanding                                                              -                   -
         Additional paid-in capital                                                               14,618,719          14,618,719
         Net unrealized depreciation on investments, net of income taxes                          (7,464,341)         (6,132,892)
         Undistributed accumulated earnings                                                        3,263,203           2,586,533
                                                                                          ------------------     ---------------
                Total stockholders' equity                                                        11,999,011          12,653,790

     Commitments and contingencies
                                                                                          ------------------     ---------------
                 Total liabilities and stockholders' equity                               $       38,378,758     $    38,489,432
                                                                                          ==================     ===============
                 Net asset value per common share                                         $             7.59     $          8.00
                                                                                          ==================     ===============


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three-months ended September 30, 2000 and 2001

--------------------------------------------------------------------------------------------------------------------
                                                                                          2000              2001
                                                                                      ------------      ------------
Operating income:
  Dividends                                                                           $    714,347      $    600,516
  Interest on debt securities                                                              260,455           405,748
  Interest on cash equivalents                                                               6,590             8,237
  Fee and other income                                                                     112,046           167,512
                                                                                      ------------      ------------

        Total operating income                                                           1,093,438         1,182,013
                                                                                      ------------      ------------

Operating expenses:
  Salaries and benefits                                                                    250,537           193,085
  Legal and accounting                                                                      42,381            44,100
  Interest expense                                                                         463,015           523,268
  Other operating expenses                                                                 104,999            79,245
                                                                                      ------------      ------------

        Total operating expenses                                                           860,932           839,698
                                                                                      ------------      ------------

        Net operating income before income taxes                                           232,506           342,315

Income tax benefit                                                                        (149,000)          (76,000)
                                                                                      ------------      ------------

        Net operating income                                                               381,506           418,315

Realized loss on investments, net of income tax benefit of $670,000                              -        (1,094,985)

Change in unrealized depreciation on investments, net of income tax expense (benefit) of $(433,000) and $814,000 for 2000
  and 2001, respectively                                                                  (709,563)        1,331,449
                                                                                      ------------      ------------

        Net increase (decrease) in stockholders' equity
           resulting from operations                                                  $   (328,057)     $    654,779
                                                                                      ============      ============

Net increase (decrease) in stockholders' equity resulting from
  operations per share - basic and diluted                                            $      (0.21)     $       0.41
                                                                                      ============      ============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Three-months ended September 30, 2000 and 2001

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Additional  Net unrealized  Undistributed     Total
                                                        Common stock          paid-in    depreciation    accumulated   stockholders'
                                                    ----------------------
                                                     Shares       Amount      capital   on investments    earnings        equity
                                                    ---------  ----------- ------------ --------------  ------------   -------------
Balance at June 30, 2000                            1,581,430  $ 1,581,430 $ 14,618,719  $ (1,216,357)  $  1,850,599   $ 16,834,391

Net operating income                                        -            -            -             -        381,506        381,506
Change in net unrealized depreciation on
    investments, net of income taxes                        -            -            -      (709,563)             -       (709,563)
                                                    ---------  ----------- ------------  ------------   ------------   ------------

Balance at September 30, 2000                       1,581,430  $ 1,581,430 $ 14,618,719  $ (1,925,920)  $  2,232,105   $ 16,506,334
                                                    =========  =========== ============  ============   ============   ============


Balance at June 30, 2001                            1,581,430  $ 1,581,430 $ 14,618,719  $ (7,464,341)  $  3,263,203   $ 11,999,011

Net operating income                                        -            -            -             -        418,315        418,315
Net realized loss on investments, net of income
    taxes                                                   -            -            -             -     (1,094,985)    (1,094,985)
Change in net unrealized depreciation on
    investments, net of income taxes                        -            -            -     1,331,449              -      1,331,449
                                                    ---------  ----------- ------------  ------------   ------------   ------------

Balance at September 30, 2001                       1,581,430  $ 1,581,430 $ 14,618,719  $ (6,132,892)  $  2,586,533   $ 12,653,790
                                                    =========  =========== ============  ============   ============   ============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Three months ended September 30, 2000 and 2001

------------------------------------------------------------------------------------------------------------------------------

                                                                                                   2000             2001
                                                                                             ---------------  ----------------
Cash flows from operating activities:
  Net increase (decrease) in stockholders' equity resulting from operations                  $     (328,057)  $       654,779
  Adjustments to reconcile net increase (decrease) in stockholders'
    equity resulting from operations to net cash used in operating activities:
      Unrealized depreciation (appreciation) on investments                                       1,142,563        (2,145,449)
      Realized loss on investments                                                                        -         1,764,985
      Accretion of preferred stock and loan investments                                            (124,096)         (172,364)
      Depreciation and amortization                                                                  21,709            27,456
      Deferred income tax expense (benefit)                                                        (400,000)           68,000
      Changes in assets and liabilities increasing (decreasing)
        cash flows from operating activities:
          Dividends receivable                                                                      (59,782)          (14,171)
          Interest receivable                                                                         4,192           (52,024)
          Refundable income taxes                                                                  (182,000)                -
          Prepaid expenses and other current assets                                                  75,006            55,019
          Accounts payable and accrued expenses                                                    (530,480)         (544,105)
                                                                                             ---------------  ----------------
             Net cash used in operating activities                                                 (380,945)         (357,874)
                                                                                             ---------------  ----------------
Cash flows from investing activities:
  Investments in equity securities made                                                            (500,000)                -
  Investments in debt securities made                                                            (1,583,472)         (279,697)
  Principal collected on debt securities                                                            474,931            84,442
  Issuance of note receivable                                                                             -           (87,842)
  Proceeds from collection of note receivable                                                             -            27,500
  Proceeds from sales of investments                                                                      -           929,323
  Acquisition of property and equipment                                                              (2,972)                -
                                                                                             ---------------  ----------------
             Net cash provided by (used in) investing activities                                 (1,611,513)          673,726
                                                                                             ---------------  ----------------
Cash flows from financing activities:
  Repayments of lines of credit                                                                  (1,086,300)                -
  Proceeds from debentures payable                                                                3,100,000                 -
  Payment of deferred financing costs                                                               (77,500)                -
                                                                                             ---------------  ----------------
             Net cash provided by financing activities                                            1,936,200                 -
                                                                                             ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                                                (56,258)          315,852

Cash and cash equivalents, beginning of year                                                        118,314         1,089,386
                                                                                             ---------------  ----------------
Cash and cash equivalents, end of period                                                     $       62,056   $     1,405,238
                                                                                             ===============  ================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                   $      807,214   $     1,011,834
                                                                                             ===============  ================
  Cash paid during the period for income taxes                                               $            -   $             -
                                                                                             ===============  ================


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2001 and September 30, 2001 (Unaudited)

-------------------------------------------------------------------------------

   (1)   Unaudited Interim Financial Information

         In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) are prepared in accordance with generally accepted accounting principles
         (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.

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

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2001 and September 30, 2001 (Unaudited)

-------------------------------------------------------------------------------

         Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at September 30, 2001 ranged from 15% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

         Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $33,686,908 and $33,505,668 at June 30, 2001 and September 30, 2001
         (87.8% and 87.1% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and September 30, 2001

-------------------------------------------------------------------------------------------------------------------------------
The Company's investment portfolio at June 30, 2001 consisted of the following:
                                                                                                   Cost or
                                                                                 Number of       contributed      Fair market
Equity Securities:                                                                 shares           value            value
------------------                                                            ---------------   --------------  ---------------
     Publicly Traded Companies:
        Avery Communications, Inc. Common Stock                                       245,000   $      235,597   $       65,660
        Avery Communications, Inc. Common Stock  (a)                                  190,167           95,084           43,359
        Avery Communications, Inc. Preferred Stock                                  1,250,000        1,250,000        1,250,000
        Netplex Group, Inc. Common Stock                                               66,400          464,800            9,761
        Netplex Group, Inc. Preferred Stock                                         1,500,000        1,355,504        1,355,504
        Tangent Solutions, Inc. (formerly Electronic Business
           Systems, Inc.) Common Stock  (b)                                           500,000          225,000                -
        Tangent Solutions, Inc. (formerly Electronic Business
           Systems, Inc.) Common Stock  (b)                                         1,423,821           60,484                -
        Primal Solutions, Inc. Common Stock                                           475,167            9,503           11,404

     Private Companies:
        Real Time Data Management Services, Inc. Preferred Stock                          300          296,715          512,848
        Delta Education Systems, Inc. Preferred Stock                                   1,625        1,603,923        1,603,923
        Diversified Telecom, Inc. Preferred Stock  (c)                                  1,500        1,500,000          508,512
        Crispies, Inc. Preferred Stock                                                    400          398,880          398,880
        Triangle Biomedical Sciences Preferred Stock  (c)                               2,100        2,113,969        2,113,969
        JMS Worldwide, Inc. Preferred Stock                                             1,500        1,500,000        1,500,000
        EPM Development Systems Corp. Preferred Stock                                   1,500        1,495,167        1,495,167
        Fire King International Preferred Stock                                         2,000        2,000,000        2,000,000
        CCT Holdings (formerly SECC) Common Stock                                     840,000               60               60
        Eton Court Asset Management, Ltd. Preferred Stock                               1,000          980,337          980,337
        Fairfax Publishing Co., Inc. Preferred Stock                                    1,100        1,663,746        1,663,746
        DigitalSquare.com Convertible Preferred Stock                               1,210,739        1,513,425        1,513,425
        Answernet, Inc. Preferred Stock                                                   550          336,232          336,232
        Answernet, Inc. Preferred Stock                                                   700          412,369          412,369
        ISR Solutions, Inc. Preferred Stock                                               500          497,995          497,995
        Capital Markets Group, Inc. Preferred Stock  (c)                                1,500        1,500,000                -
        Jubilee Tech International, Inc. Convertible Preferred Stock  (c)           2,200,000        2,007,514        2,007,514
        VentureCom, Inc. Convertible Preferred Stock                                  278,164        2,000,000        2,000,000
        Phoenix Fabrications, Inc. Preferred Stock  (c)                                   400          279,063          279,063
        AmeriComm Direct Marketing LLC Preferred Stock                                 27,696               28               28
        Signius Investment Corporation Common Stock                                     2,059          332,595          586,815
                                                                                                --------------   --------------
              Total equity securities                                                               26,127,990       23,146,571
                                                                                                --------------   --------------
                                                                                                   Cost or
                                                                                                 contributed
Debt Securities:                                                                  Maturity          value          Fair value
----------------                                                              ---------------   --------------   --------------
     Avery Communications, Inc. Convertible Note                                     12/10/02   $      350,000   $      350,000
     Extraction Technologies of VA, LLC   (c) (d)                                     7/22/03          900,000                -
     Extraction Technologies of VA, LLC   (c) (d)                                     8/31/04          202,316                -
     Extraction Technologies of VA, LLC   (c) (d)                                     11/2/04          373,711                -
     Extraction Technologies of VA, LLC   (c) (d)                                      2/7/05          263,742                -
     Extraction Technologies of VA, LLC   (c) (d)                                     2/25/05           97,409                -
     Extraction Technologies of VA, LLC   (c) (d)                                     3/14/05           95,584                -
     JMS Worldwide, Inc.                                                              7/31/03          900,000          900,000
     Diversified Telecom, Inc.  (c)                                                    Demand           84,250           84,250
     Diversified Telecom, Inc.  (c)                                                   5/19/02          131,238          131,238
     ISR Solutions, Inc.                                                              6/30/04          744,167          744,167
     Fire King International                                                           Demand          550,000          550,000
     TABET Manufacturing Co., Inc.                                                   12/31/04          304,575          304,575
     National Assisted Living, LP  (c)                                               12/31/04          835,880                -
     New Dominion Pictures LLC                                                        4/30/06          784,103          784,103

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and September 30, 2001

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Cost or
                                                                                                      contributed
                                                                                      Maturity           value          Fair value
                                                                                   --------------    -------------    -------------
     Mayfair Enterprises, Inc.                                                            7/18/05    $     243,519    $     243,519
     DigitalSquare.com  (c)                                                               9/15/05          289,250          289,250
     Phoenix Fabrications, Inc.                                                            9/8/05          348,830          348,830
     Kotarides Baking Co. of VA  (c)                                                       6/5/01          577,336          577,336
     Kotarides Baking Co. of VA                                                            Demand          200,000          200,000
     AmeriComm Direct Marketing LLC                                                      12/29/05          750,000          750,000
     Triangle Biomedical Sciences                                                         12/8/01          164,843          164,843
     Tangent Solutions, Inc. (formerly Electronic Business
        Systems, Inc.)  (b) (c)                                                                 -        2,038,287           92,284
                                                                                                     -------------    -------------

              Total debt securities                                                                     11,229,040        6,514,395
                                                                                                     -------------    -------------


                                                                                                        Cost or
                                                                     Number of       Percentage       contributed      Fair market
Stock Options and Warrants:                                            shares         ownership          value            value
---------------------------                                         ------------   --------------    -------------    -------------
     Publicy Traded Companies:
        Netplex Group, Inc. (a)                                          300,000             2.10    $     900,000    $           -
        Tangent Solutions, Inc. (formerly Electronic Business
           Systems, Inc.)  (a) (b)                                        98,000             0.63                -                -

     Private Companies:
        Real Time Data Management Services, Inc.                             125            29.41          115,000          157,270
        Delta Education Systems, Inc.                                        639            39.00           48,200           75,413
        Diversified Telecom, Inc.                                          8,998            15.00                -                -
        Crispies, Inc.                                                       524             6.37            2,800            4,395
        Triangle Biomedical Sciences                                     632,916            12.20          171,967          216,485
        Extraction Technologies of VA, LLC  (d)                                -            39.00          337,567                -
        JMS Worldwide, Inc.                                                  199             5.00                -                -
        EPM Development Systems Corp.                                         87             8.00           11,600        1,177,415
        Fire King International                                                4             4.00                -                -
        CCT Holdings (formerly SECC)                                     150,000             3.15                -                -
        Eton Court Asset Management, Ltd.                                 14,943            13.00           34,700           34,700
        Fairfax Publishing Co., Inc.                                       1,026            20.30          123,238          426,638
        ISR Solutions, Inc.                                              588,334             5.90           12,936           12,936
        DigitalSquare.com                                                150,000                -           75,000           75,000
        Answernet, Inc.                                                   69,837            16.50          268,615          268,615
        TABET Manufacturing Co., Inc.                                    487,500            19.50          175,400          175,400
        National Assisted Living, LP                                           -            15.00          667,000                -
        Capital Markets Group, Inc.                                    2,294,118            15.00                -                -
        Jubilee Tech International, Inc.                                 400,000             1.60          240,000          240,000
        Signius Investment Corporation                                        12            11.67                -                -
        VentureCom, Inc.                                                  38,943             0.37                -                -
        New Dominion Pictures LLC                                              -             9.00          464,650          464,650
        Mayfair Enterprises, Inc.                                              -            15.00          214,400          214,400
        Phoenix Fabrications, Inc.                                             -            25.00          297,000          297,000
        Kotarides Baking Co. of VA                                             -            13.75          185,625          185,625
                                                                                                     -------------    -------------
              Total options and warrants                                                                 4,345,698        4,025,942
                                                                                                     -------------    -------------
              Total investments                                                                      $  41,702,728    $  33,686,908
                                                                                                     =============    =============

                                                                     (Continued)

Waterside Capital Corporation

Unaudited Schedule of Portfolio Investments

June 30, 2001 and September 30, 2001

------------------------------------------------------------------------------------------------------------------------------------
The Company's investment portfolio at September 30, 2001 consisted of the following:

                                                                                                       Cost or
                                                                                     Number of       contributed      Fair market
Equity Securities:                                                                     shares           value            value
------------------                                                                ---------------  ---------------  ---------------
     Publicly Traded Companies:
        Avery Communications, Inc. Common Stock                                      245,000      $   235,597       $    41,160
        Avery Communications, Inc. Common Stock  (a)                                 190,167           95,084            27,194
        Avery Communications, Inc. Preferred Stock                                 1,250,000        1,250,000         1,250,000
        Netplex Group, Inc. Common Stock                                              66,400          464,800             4,781
        Tangent Solutions, Inc. (formerly Electronic Business
           Systems, Inc.) Common Stock  (b)                                          500,000          225,000                 -
        Tangent Solutions, Inc. (formerly Electronic Business
           Systems, Inc.) Common Stock  (b)                                        1,423,821           60,484                 -
        Primal Solutions, Inc. Common Stock                                          400,167            8,003            15,607

     Private Companies:
        Real Time Data Management Services, Inc. Preferred Stock                         300          299,179           525,204
        Delta Education Systems, Inc. Preferred Stock                                  1,625        1,606,333         1,606,333
        Diversified Telecom, Inc. Preferred Stock  (c)                                 1,500        1,500,000           508,512
        Crispies, Inc. Preferred Stock                                                   400          399,020           399,020
        Triangle Biomedical Sciences Preferred Stock  (c)                              2,100        2,120,341         2,120,341
        EPM Development Systems Corp. Preferred Stock                                  1,500        1,495,747         1,495,747
        Fire King International Preferred Stock                                        2,000        2,000,000         2,000,000
        CCT Holdings (formerly SECC) Common Stock                                    840,000               60                60
        Eton Court Asset Management, Ltd. Preferred Stock                              1,000          982,072           982,072
        Fairfax Publishing Co., Inc. Preferred Stock                                   1,100        1,671,587         1,671,587
        DigitalSquare.com Convertible Preferred Stock                              1,210,739        1,513,425         1,513,425
        Answernet, Inc. Preferred Stock                                                  550          341,412           341,412
        Answernet, Inc. Preferred Stock                                                  700          423,136           423,136
        ISR Solutions, Inc. Preferred Stock                                              500          498,142           498,142
        Capital Markets Group, Inc. Preferred Stock  (c)                               1,500        1,500,000                 -
        Jubilee Tech International, Inc. Convertible Preferred Stock  (c)          2,200,000        2,017,532         2,017,532
        VentureCom, Inc. Convertible Preferred Stock                                 278,164        2,000,000         2,000,000
        Phoenix Fabrications, Inc. Preferred Stock  (c)                                  400          283,229           283,229
        AmeriComm Direct Marketing LLC Preferred Stock                                27,696               28                28
        Signius Investment Corporation Common Stock                                    2,059          332,595           586,815
        Netplex Systems, Inc. Preferred Stock                                      1,000,000        1,187,107         1,000,000
                                                                                                ---------------  ---------------
              Total equity securities                                                              24,509,913        21,311,337
                                                                                                ---------------  ---------------
                                                                                                      Cost or
                                                                                                    contributed
Debt Securities:                                                                     Maturity          value          Fair value
----------------                                                                  ---------------  ---------------  ---------------
     Avery Communications, Inc. Convertible Note                                    12/10/02      $   350,000       $   350,000
     Extraction Technologies of VA, LLC   (c) (d)                                    7/22/03          900,000                 -
     Extraction Technologies of VA, LLC   (c) (d)                                    8/31/04          202,316                 -
     Extraction Technologies of VA, LLC   (c) (d)                                    11/2/04          373,711                 -
     Extraction Technologies of VA, LLC   (c) (d)                                     2/7/05          263,742                 -
     Extraction Technologies of VA, LLC   (c) (d)                                    2/25/05           97,409                 -
     Extraction Technologies of VA, LLC   (c) (d)                                    3/14/05           95,584                 -
     JMS Worldwide, Inc.                                                             7/31/03        2,350,000         2,350,000
     Diversified Telecom, Inc.  (c)                                                   Demand           84,250            84,250
     Diversified Telecom, Inc.  (c)                                                  5/19/02          131,238           131,238
     ISR Solutions, Inc.                                                             6/30/04          719,667           719,667
     Fire King International                                                          Demand          550,000           550,000
     TABET Manufacturing Co., Inc.                                                  12/31/04          310,913           310,913
     National Assisted Living, LP  (c)                                              12/31/04          835,880                 -
     New Dominion Pictures LLC                                                       4/30/06          798,605           798,605

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and September 30, 2001

--------------------------------------------------------------------------------

                                                                                                      Cost or
                                                                                                   contributed
                                                                                     Maturity          value          Fair value
                                                                                  ---------------  ---------------  ---------------
     Mayfair Enterprises, Inc.                                                      7/18/05         $    83,439     $      83,439
     DigitalSquare.com  (c)                                                         9/15/05             289,250           289,250
     Phoenix Fabrications, Inc.  (c)                                                 9/8/05             354,038           354,038
     Kotarides Baking Co. of VA  (c)                                                 6/5/01             556,345           556,345
     Kotarides Baking Co. of VA                                                      Demand             200,000           200,000
     AmeriComm Direct Marketing LLC                                                12/29/05             750,000           750,000
     Triangle Biomedical Sciences                                                   12/8/01             175,972           175,972
     Jubilee Tech International, Inc.                                               3/21/02             125,000           125,000
     Netplex Group, Inc.                                                           12/31/01             154,697           154,697
     Netplex Group, Inc.                                                            1/28/02           1,068,397           900,000
                                                                                                   ------------   ---------------

              Total debt securities                                                                  11,820,453         8,883,414
                                                                                                   ------------   ---------------
                                                                                                       Cost or
                                                                     Number of       Percentage      contributed     Fair market
Stock Options and Warrants:                                            shares         ownership          value          value
---------------------------                                        --------------  -------------   ---------------- ---------------
     Private Companies:
        Real Time Data Management Services, Inc.                       125            29.41     $       115,000   $       157,270
        Delta Education Systems, Inc.                                  639            39.00              48,200            75,413
        Diversified Telecom, Inc.                                    8,998            15.00                   -                 -
        Crispies, Inc.                                                 524             6.37               2,800             4,395
        Triangle Biomedical Sciences                               632,916            12.20             171,967           216,485
        Extraction Technologies of VA, LLC  (d)                          -            39.00             337,567                 -
        JMS Worldwide, Inc.                                            199             5.00                   -                 -
        EPM Development Systems Corp.                                   87             8.00              11,600         1,177,415
        Fire King International                                          4             4.00                   -                 -
        CCT Holdings (formerly SECC)                               150,000             3.15                   -                 -
        Eton Court Asset Management, Ltd.                           14,943            13.00              34,700            34,700
        Fairfax Publishing Co., Inc.                                 1,026            20.30             123,238           426,638
        ISR Solutions, Inc.                                        588,334             5.90              12,936            12,936
        DigitalSquare.com                                          150,000                -              75,000                 -
        Answernet, Inc.                                             69,837            16.50             268,615           268,615
        TABET Manufacturing Co., Inc.                              487,500            19.50             175,400           175,400
        National Assisted Living, LP                                     -            15.00             667,000                 -
        Capital Markets Group, Inc.                              2,294,118            15.00                   -                 -
        Jubilee Tech International, Inc.                           400,000             1.60             240,000                 -
        Signius Investment Corporation                                  12            11.67                   -                 -
        VentureCom, Inc.                                            38,943             0.37                   -                 -
        New Dominion Pictures LLC                                        -             9.00             464,650           464,650
        Phoenix Fabrications, Inc.                                       -            25.00             297,000           297,000
                                                                                                ---------------   ---------------

              Total options and warrants                                                              3,045,673         3,310,917
                                                                                                ---------------   ---------------

              Total investments                                                                 $    39,376,039   $    33,505,668
                                                                                                ===============   ===============


(a)  Rule 144A restricted securities.

(b)  This entity filed Chapter 11 bankruptcy on September 1, 2000.

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


    .  Results of Operations

       Comparison of Three Months Ended September 30, 2001 and September 30,
       2000

       For the three months ended September 30, 2001, total operating income was $1,182,000 compared to $1,093,000 reported during the same period of 2000. The increase in operating income is primarily attributed to the collection of $75,000 in late fees on a delinquent investment that was repaid during October 2001. The September 30, 2001 quarterly operating income consisted of dividends of $601,000, interest on debt securities of $406,000, fee income of $167,000 and interest on cash equivalents of $8,000.

       Total operating expenses were $840,000 for the three months ended September 30, 2001, as compared to the $861,000 reported for the quarter ended September 30, 2000. Total operating expenses for the three months ended September 30, 2001 consisted of interest expense of $523,000, salaries and benefits of $193,000, legal and accounting expenses of $44,000, and other operating expenses of $80,000. These expenses compared to the amounts reported for the three months ended September 30, 2000, of interest expense of $463,000, salaries and benefits of $251,000, legal and accounting expenses of $42,000, and other operating expenses of $105,000. The increase in interest expense for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 is due to the increased borrowings necessary to fund the Company's investment portfolio. The decrease in salaries and benefits for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, is due to the reduction in force of one business development officer and one clerical position. Net operating income was $418,000 for the three months ended September 30, 2001, compared to the $382,000 reported for the three months ended September 30, 2000.

       The realized loss on investments, net of income taxes, of $1,095,000 for the three months ended September 30, 2001, was primarily due to the realization of the previously recorded unrealized loss related to Tangent Solutions, Inc., (formerly named Electronic Business Systems, Inc., and Triangle Imaging Group, Inc.). The realization was due to a bankruptcy ruling. The increase in unrealized appreciation on investments, net of taxes, of $1,331,000 for the three months ended September 30, 2001, was due to a combination of the reversal of unrealized depreciation related to Tangent Solutions, Inc., and the recognition of $540,000 of unrealized appreciation related to The Netplex Group, Inc., investment.

       The net increase in stockholders' equity resulting from operations of $655,000 for the three months ended September 30, 2001, or $0.41 per share compared favorably to a decrease of $328,000 or $0.21 per share for the comparable period ended September 30, 2000.


    .  Financial Condition, Liquidity And Capital Resources

       At September 30, 2001, the Company's investment portfolio totaled $33.5 million compared with the $33.7 million reported at June 30, 2001. For the three months ended September 30, 2001, the Company funded $280,000 in investments and received proceeds from sales of investments of $929,000. For the comparable three months ended September 30, 2000, the Company funded $2,083,000 in new investments.

       Net asset value per common share increased to $8.00 per share at September 30, 2001, from $7.59 per share reported at June 30, 2001.

       During the three months ended September 30, 2001, net cash used in operating activities was $358,000 compared to the $381,000 used during the three months ended September 30, 2000. Cash provided by investing activities was $674,000 during the three months ended September 30, 2001 as compared to the $1,612,000 used in investing activities for three months ended September 30, 2000. There were no cash flows provided by financing activities for the three months ended September 30, 2001, compared to the $1,936,000 provided during the three months ended
       September 30, 2000.   The cash was provided by debenture borrowings from
       the SBA during the three months ended September 30, 2000, necessary to finance new investments. The cash provided by financing activities was partially offset by repayments on the Company's lines of credit.


    .  Events of September 11, 2001

       The Company does not have any investments in companies directly affected by the tragic events of September 11, 2001. The Company does not believe that it is possible to assess the indirect effects that these events may have on its portfolio companies. As a result, the Company cannot offer any assurance that direct or indirect consequences of these events will not have an adverse impact on the Company's financial position or results of operations or on the valuation of its portfolio investments.

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

       The Company manages its market risk by maintaining a portfolio of investments that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's thirty investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-seven investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is based on estimates made by the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of investments of $33.5 million at September 30, 2001, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter by $335,000.

       The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis point change in interest rates would have a negligible effect on the net increase in stockholders' equity resulting from operations over a three-month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

    .  Forward-Looking Statements

       Included in this report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, its available capital resources, including SBA leverage, the Company's ability to expand the geographic scope of its investments, the quality of the Company's due diligence efforts, its financing plans, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management's expectations as of the date made.

       Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties. When the Company used words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions, the Company is making a forward-looking statement. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may affect the company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 13th day of November 2001.

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