Form 10-Q
period 2001-12-31
WATERSIDE CAPITAL CORP
filed 2002-02-14
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          -----------------------------

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.
Yes [X]    No [_]

       As of December 31, 2001, the registrant had issued and outstanding
               1,581,430 shares of Common Stock, $1.00 par value.

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

                                                                                      Page
                                                                                     Number
PART I.    FINANCIAL INFORMATION
 Item 1.   Balance Sheets as of June 30, 2001 and December 31, 2001 (unaudited)         2

           Statements of Operations for the Three Months Ended and Six Month
           Ended December 31, 2000 and 2001 (unaudited)                                 3

           Statements of Changes in Stockholders' Equity for the Six
           Months Ended December 31, 2000 and 2001 (unaudited)                          4

           Statements of Cash Flows for the Six Months Ended
           December 31, 2000 and 2001 (unaudited)                                       5

           Notes to Financial Statements (unaudited)                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    12

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                          16

SIGNATURES                                                                              17

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2001 and December 31, 2001

--------------------------------------------------------------------------------

                                                                                      June 30,          December 31,
                                                                                        2001                2001
                                                                                  -----------------   ------------------
                                                                                                         (Unaudited)
Assets:
     Investments in portfolio companies, at fair value (note 2):
        Equity securities                                                       $       23,146,571  $        17,963,480
        Debt securities                                                                  6,514,395            7,704,866
        Options and warrants                                                             4,025,942            4,910,454
                                                                                  -----------------   ------------------

                  Total investments, cost of $41,702,728 and $38,457,333
                     at June 30, 2001 and December 31, 2001, respectively               33,686,908           30,578,800
                                                                                  -----------------   ------------------

     Current assets:
        Cash and cash equivalents                                                        1,089,386            3,706,024
        Current portion of dividends receivable                                            719,188              588,446
        Interest receivable                                                                101,304              131,987
        Notes receivable                                                                   237,550              297,013
        Refundable income taxes                                                            533,225               89,513
        Prepaid expenses                                                                   131,891              107,638
        Other current assets                                                                50,466                7,428
                                                                                  -----------------   ------------------

                  Total current assets                                                   2,863,010            4,928,049
                                                                                  -----------------   ------------------

     Dividends receivable, excluding current portion                                       278,583              368,583
     Property and equipment, net                                                           133,217              110,987
     Deferred income taxes                                                                 550,000               38,000
     Deferred financing costs, net                                                         867,040              834,015
                                                                                  -----------------   ------------------

                  Total assets                                                  $       38,378,758  $        36,858,434
                                                                                  =================   ==================

Liabilities and Stockholders' Equity:
     Current liabilities:
        Accounts payable                                                        $           85,224  $            15,990
        Accrued interest                                                                   657,514              662,918
        Accrued expenses                                                                   237,009               74,077
        Deferred revenue                                                                         -               19,417
                                                                                  -----------------   ------------------

                  Total current liabilities                                                979,747              772,402

     Debentures payable                                                                 25,400,000           25,400,000
                                                                                  -----------------   ------------------

                  Total liabilities                                                     26,379,747           26,172,402
                                                                                  -----------------   ------------------

     Stockholders' equity:
        Common stock, $1 par value, 10,000,000 shares authorized,
           1,581,430 issued and outstanding                                              1,581,430            1,581,430
        Preferred stock, $1 par value, 25,000 shares authorized,
           no shares issued and outstanding                                                      -                    -
        Additional paid-in capital                                                      14,618,719           14,618,719
        Net unrealized depreciation on investments, net of income taxes                 (7,464,341)          (7,839,054)
        Undistributed accumulated earnings                                               3,263,203            2,324,937
                                                                                  -----------------   ------------------

                  Total stockholders' equity                                            11,999,011           10,686,032

     Commitments and contingencies

                                                                                  -----------------   ------------------

                  Total liabilities and stockholders' equity                    $       38,378,758  $        36,858,434
                                                                                  =================   ==================

                  Net asset value per common share                              $             7.59  $              6.76
                                                                                  =================   ==================


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three Months and Six Months ended December 31, 2000 and 2001

--------------------------------------------------------------------------------

                                                                  Three Months ended             Six Months ended
                                                                      December 31,                 December 31,
                                                              --------------------------   ---------------------------
                                                                 2000           2001           2000           2001
                                                              -----------   ------------   ------------   ------------
Operating income:
     Dividends                                               $   645,559  $     519,621  $   1,359,906  $   1,120,137
     Interest on debt securities                                 198,208        252,230        458,663        657,978
     Interest on cash equivalents                                  1,642          9,146          8,232         17,383
     Fee and other income                                         93,181         71,795        205,227        239,307
                                                              -----------   ------------   ------------   ------------

           Total operating income                                938,590        852,792      2,032,028      2,034,805
                                                              -----------   ------------   ------------   ------------

Operating expenses:
     Salaries and benefits                                       204,836        176,306        455,373        369,391
     Legal and accounting                                         52,100         44,100         94,481         88,200
     Interest expense                                            494,644        526,995        957,659      1,050,263
     Other operating expenses                                     82,180         68,209        187,179        147,454
                                                              -----------   ------------   ------------   ------------

           Total operating expenses                              833,760        815,610      1,694,692      1,655,308
                                                              -----------   ------------   ------------   ------------

           Net operating income before income taxes              104,830         37,182        337,336        379,497

Income tax expense (benefit)                                    (170,000)        76,000       (319,000)             -
                                                              -----------   ------------   ------------   ------------

           Net operating income (loss)                           274,830        (38,818)       656,336        379,497

Realized loss on investments, net of income tax expense of
     of $670,000 for the three months ended December 31,
     2001 and $0 for the six months ended December 31, 2001            -       (222,778)             -     (1,317,763)

Change in unrealized depreciation on investments, net of
     income tax expense (benefit) of $159,000 and $(302,000)
     for the three months ended December 31, 2000 and 2001,
     respectively, and $(274,000) and $512,000 for the six
     months ended December 31, 2000 and 2001, respectively    (1,369,473)    (1,706,162)    (2,079,036)      (374,713)
                                                              -----------   ------------   ------------   ------------

           Net decrease in stockholders' equity resulting
               from operations                               $(1,094,643) $  (1,967,758) $  (1,422,700) $  (1,312,979)
                                                              ===========   ============   ============   ============

Net decrease in stockholders' equity resulting from
    operations per share - basic and diluted                 $     (0.69) $       (1.24) $       (0.90) $       (0.83)
                                                              ===========   ============   ============   ============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Six Months ended December 31, 2000 and 2001

--------------------------------------------------------------------------------

                                                      Common stock           Additional   Net unrealized Undistributed     Total
                                               ---------------------------     paid-in     depreciation   accumulated  stockholders'
                                                  Shares         Amount        capital    on investments    earnings       equity
                                               ------------   ------------  ------------  --------------   -----------   -----------
Balance at June 30, 2000                         1,581,430  $   1,581,430  $ 14,618,719   $ (1,216,357)  $  1,850,599  $ 16,834,391

Net operating income                                     -              -             -              -        656,336       656,336
Change in net unrealized depreciation on
     investments, net of income taxes                    -              -             -     (2,079,036)             -    (2,079,036)
                                               ------------   ------------   -----------    -----------    -----------   -----------

Balance at December 31, 2000                     1,581,430  $   1,581,430  $ 14,618,719   $ (3,295,393)  $  2,506,935  $ 15,411,691
                                               ============   ============   ===========    ===========    ===========   ===========




Balance at June 30, 2001                         1,581,430  $   1,581,430  $ 14,618,719   $ (7,464,341)  $  3,263,203  $ 11,999,011

Net operating income                                     -              -             -              -        379,497       379,497
Net realized loss on investments, net of income
     taxes                                               -              -             -              -     (1,317,763)   (1,317,763)
Change in net unrealized depreciation on
     investments, net of income taxes                    -              -             -       (374,713)             -      (374,713)
                                               ------------   ------------   -----------    -----------    -----------   -----------

Balance at December 31, 2001                     1,581,430  $   1,581,430  $ 14,618,719   $ (7,839,054)  $  2,324,937  $ 10,686,032
                                               ============   ============   ===========    ===========    ===========   ===========

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Six months ended December 31, 2000 and 2001

--------------------------------------------------------------------------------

                                                                                               2000               2001
                                                                                        ----------------   ----------------

Cash flows from operating activities:
     Net decrease in stockholders' equity resulting from operations                   $      (1,422,700) $      (1,312,979)
     Adjustments to reconcile net decrease in stockholders' equity resulting from operations to net cash provided by operating activities:
           Unrealized depreciation (appreciation) on investments                              2,353,036           (137,287)
           Realized loss on investments                                                               -          1,317,763
           Accretion of preferred stock and loan investments                                   (269,057)          (250,275)
           Depreciation and amortization                                                         47,115             55,255
           Deferred income tax expense (benefit)                                               (582,000)           512,000
           Changes in assets and liabilities increasing (decreasing)
              cash flows from operating activities:
                  Dividends receivable                                                         (137,492)            40,742
                  Interest receivable                                                           109,608            (30,683)
                  Refundable income taxes                                                       323,322            443,712
                  Prepaid expenses and other current assets                                      79,687             67,291
                  Accounts payable and accrued expenses                                         (35,887)          (226,762)
                  Deferred revenue                                                                    -             19,417
                                                                                        ----------------   ----------------

                     Net cash provided by operating activities                                  465,632            498,194
                                                                                        ----------------   ----------------

Cash flows from investing activities:
     Investments in equity securities made                                                     (745,112)                 -
     Investments in debt securities made                                                     (3,104,148)        (2,661,258)
     Principal collected on debt securities                                                   1,734,931          1,563,454
     Issuance of note receivable                                                                      -            (87,842)
     Proceeds from collection of note receivable                                                      -             28,379
     Proceeds from sales of investments                                                               -          3,275,711
     Acquisition of property and equipment                                                       (2,972)                 -
                                                                                        ----------------   ----------------

                     Net cash provided by (used in) investing activities                     (2,117,301)         2,118,444
                                                                                        ----------------   ----------------

Cash flows from financing activities:
     Repayments of lines of credit                                                           (1,450,000)                 -
     Proceeds from debentures payable                                                         3,100,000                  -
     Payment of deferred financing costs                                                        (77,500)                 -
                                                                                        ----------------   ----------------

                     Net cash provided by financing activities                                1,572,500                  -
                                                                                        ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                            (79,169)         2,616,638

Cash and cash equivalents, beginning of year                                                    118,314          1,089,386
                                                                                        ----------------   ----------------

Cash and cash equivalents, end of period                                              $          39,145  $       3,706,024
                                                                                        ================   ================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $         827,244  $       1,011,834
                                                                                        ================   ================
     Cash paid during the period for income taxes                                     $               -  $               -
                                                                                        ================   ================


See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2001 and December 31, 2001 (Unaudited)

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

WATERSIDE CAPITAL CORPORATION

Notes to Financial Statements

June 30, 2001 and December 31, 2001 (Unaudited)

--------------------------------------------------------------------------------

     Discounts can range from 0% to 4% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at December 31, 2001 ranged from 15% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

     Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $33,686,908 and $30,578,800 at June 30, 2001 and December 31, 2001 (87.8%
     and 83.0% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and December 31, 2001

--------------------------------------------------------------------------------
The Company's investment portfolio at June 30, 2001 consisted of the following:

                                                                                                     Cost or
                                                                                   Number of       contributed
Equity Securities:                                                                   shares           value           Fair value
------------------                                                                -------------   ----------------  --------------
      Publicly Traded Companies:
          Avery Communications, Inc. Common Stock                                     245,000  $      235,597  $       65,660
          Avery Communications, Inc. Common Stock (a)                                 190,167          95,084          43,359
          Avery Communications, Inc. Preferred Stock                                1,250,000       1,250,000       1,250,000
          Netplex Group, Inc. Common Stock                                             66,400         464,800           9,761
          Netplex Group, Inc. Preferred Stock                                       1,500,000       1,355,504       1,355,504
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock (b)                                          500,000         225,000               -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock (b)                                        1,423,821          60,484               -
          Primal Solutions, Inc. Common Stock                                         475,167           9,503          11,404

      Private Companies:
          Real Time Data Management Services, Inc. Preferred Stock                        300         296,715         512,848
          Delta Education Systems, Inc. Preferred Stock                                 1,625       1,603,923       1,603,923
          Diversified Telecom, Inc. Preferred Stock (c)                                 1,500       1,500,000         508,512
          Crispies, Inc. Preferred Stock                                                  400         398,880         398,880
          Triangle Biomedical Sciences Preferred Stock (c)                              2,100       2,113,969       2,113,969
          JMS Worldwide, Inc. Preferred Stock                                           1,500       1,500,000       1,500,000
          EPM Development Systems Corp. Preferred Stock                                 1,500       1,495,167       1,495,167
          Fire King International Preferred Stock                                       2,000       2,000,000       2,000,000
          CCT Holdings (formerly SECC) Common Stock                                   840,000              60              60
          Eton Court Asset Management, Ltd. Preferred Stock                             1,000         980,337         980,337
          Fairfax Publishing Co., Inc. Preferred Stock                                  1,100       1,663,746       1,663,746
          Digital Square, Inc. Convertible Preferred Stock                          1,210,739       1,513,425       1,513,425
          Answernet, Inc. Preferred Stock                                                 550         336,232         336,232
          Answernet, Inc. Preferred Stock                                                 700         412,369         412,369
          ISR Solutions, Inc. Preferred Stock                                             500         497,995         497,995
          Capital Markets Group, Inc. Preferred Stock (c)                               1,500       1,500,000               -
          Jubilee Tech International, Inc. Convertible Preferred Stock (c)          2,200,000       2,007,514       2,007,514
          VentureCom, Inc. Convertible Preferred Stock                                278,164       2,000,000       2,000,000
          Phoenix Fabrications, Inc. Preferred Stock (c)                                  400         279,063         279,063
          AmeriComm Direct Marketing LLC Preferred Stock                               27,696              28              28
          Signius Investment Corporation Common Stock                                   2,059         332,595         586,815
                                                                                                --------------  --------------
                Total equity securities                                                            26,127,990      23,146,571
                                                                                                --------------  --------------

                                                                                                      Cost or
                                                                                                    contributed
Debt Securities:                                                                     Maturity          value        Fair value
----------------                                                                     --------          -----        ----------

      Avery Communications, Inc. Convertible Note                                    12/10/02  $      350,000  $      350,000
      Extraction Technologies of VA, LLC (c) (d)                                      7/22/03         900,000               -
      Extraction Technologies of VA, LLC (c) (d)                                      8/31/04         202,316               -
      Extraction Technologies of VA, LLC (c) (d)                                      11/2/04         373,711               -
      Extraction Technologies of VA, LLC (c) (d)                                       2/7/05         263,742               -
      Extraction Technologies of VA, LLC (c) (d)                                      2/25/05          97,409               -
      Extraction Technologies of VA, LLC (c) (d)                                      3/14/05          95,584               -
      JMS Worldwide, Inc.                                                             7/31/03         900,000         900,000
      Diversified Telecom, Inc.  (c)                                                   Demand          84,250          84,250
      Diversified Telecom, Inc.  (c)                                                  5/19/02         131,238         131,238
      ISR Solutions, Inc.                                                             6/30/04         744,167         744,167
      Fire King International                                                          Demand         550,000         550,000
      TABET Manufacturing Co., Inc.                                                  12/31/04         304,575         304,575
      National Assisted Living, LP  (c)                                              12/31/04         835,880               -
      New Dominion Pictures LLC                                                       4/30/06         784,103         784,103

                                       8                             (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and December 31, 2001

--------------------------------------------------------------------------------

                                                                                                   Cost or
                                                                                                 contributed
                                                                                  Maturity          value         Fair value
                                                                              ---------------   -------------    ------------
      Mayfair Enterprises, Inc.                                                    7/18/05     $    243,519    $   243,519
      Digital Square, Inc.  (c)                                                    9/15/05          289,250        289,250
      Phoenix Fabrications, Inc.                                                    9/8/05          348,830        348,830
      Kotarides Baking Co. of VA  (c)                                               6/5/01          577,336        577,336
      Kotarides Baking Co. of VA                                                    Demand          200,000        200,000
      AmeriComm Direct Marketing LLC                                              12/29/05          750,000        750,000
      Triangle Biomedical Sciences                                                 12/8/01          164,843        164,843
      Tangent Solutions, Inc. (formerly Electronic Business
          Systems, Inc.)  (b) (c)                                                        -        2,038,287         92,284
                                                                                              --------------   ------------
                Total debt securities                                                            11,229,040      6,514,395
                                                                                              --------------   ------------

                                                                                                    Cost or
                                                                  Number of      Percentage       contributed
Stock Options and Warrants:                                        shares        ownership           value        Fair value
---------------------------                                       --------   -----------------  -------------   -------------

      Publicy Traded Companies:

          Netplex Group, Inc. (a)                                  300,000            2.10    $     900,000    $         -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) (a) (b)                                 98,000            0.63                -              -

      Private Companies:

          Real Time Data Management Services, Inc.                     125           29.41          115,000        157,270
          Delta Education Systems, Inc.                                639           39.00           48,200         75,413
          Diversified Telecom, Inc.                                  8,998           15.00                -              -
          Crispies, Inc.                                               524            6.37            2,800          4,395
          Triangle Biomedical Sciences                             632,916           12.20          171,967        216,485
          Extraction Technologies of VA, LLC (d)                         -           39.00          337,567              -
          JMS Worldwide, Inc.                                          199            5.00                -              -
          EPM Development Systems Corp.                                 87            8.00           11,600      1,177,415
          Fire King International                                        4            4.00                -              -
          CCT Holdings (formerly SECC)                             150,000            3.15                -              -
          Eton Court Asset Management, Ltd.                         14,943           13.00           34,700         34,700
          Fairfax Publishing Co., Inc.                               1,026           20.30          123,238        426,638
          ISR Solutions, Inc.                                      588,334            5.90           12,936         12,936
          Digital Square, Inc.                                     150,000               -           75,000         75,000
          Answernet, Inc.                                           69,837           16.50          268,615        268,615
          TABET Manufacturing Co., Inc.                            487,500           19.50          175,400        175,400
          National Assisted Living, LP                                   -           15.00          667,000              -
          Capital Markets Group, Inc.                            2,294,118           15.00                -              -
          Jubilee Tech International, Inc.                         400,000            1.60          240,000        240,000
          Signius Investment Corporation                                12           11.67                -              -
          VentureCom, Inc.                                          38,943            0.37                -              -
          New Dominion Pictures LLC                                      -            9.00          464,650        464,650
          Mayfair Enterprises, Inc.                                      -           15.00          214,400        214,400
          Phoenix Fabrications, Inc.                                     -           25.00          297,000        297,000
          Kotarides Baking Co. of VA                                     -           13.75          185,625        185,625
                                                                                              -------------    ------------
                Total options and warrants                                                        4,345,698      4,025,942
                                                                                              -------------    ------------

                Total investments                                                              $ 41,702,728    $33,686,908
                                                                                              =============    ============

                                        9                            (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and December 31, 2001

--------------------------------------------------------------------------------
The Company's investment portfolio at December 31, 2001 consisted of the following:

                                                                                                      Cost or
                                                                                    Number of       contributed
Equity Securities:                                                                    shares           value         Fair value
------------------                                                               ----------------  -------------   --------------
      Publicly Traded Companies:
          Avery Communications, Inc. Preferred Stock                                    1,250,000  $   1,250,000   $    1,250,000
          Netplex Group, Inc. Common Stock                                                 66,400        464,800            2,323
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock (b)                                              500,000        225,000                -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock (b)                                            1,423,821         60,484                -
          Primal Solutions, Inc. Common Stock                                             280,000          5,600            8,960

      Private Companies:
          Real Time Data Management Services, Inc. Common Stock                               125        115,000          157,000
          Delta Education Systems, Inc. Preferred Stock                                     1,625      1,606,333        1,606,333
          Diversified Telecom, Inc. Preferred Stock (c)                                     1,500      1,500,000          508,512
          Crispies, Inc. Preferred Stock                                                      400        399,160          399,160
          Triangle Biomedical Sciences Preferred Stock (c)                                  2,200      2,126,713        2,126,713
          EPM Development Systems Corp. Preferred Stock                                     1,500      1,496,327        1,496,327
          Fire King International Preferred Stock                                           2,000      2,000,000        2,000,000
          CCT Holdings (formerly SECC) Common Stock                                       840,000             60               60
          Eton Court Asset Management, Ltd. Preferred Stock                                 1,000        983,807          983,807
          Fairfax Publishing Co., Inc. Preferred Stock                                        600        575,560          575,560
          Digital Square, Inc. Convertible Preferred Stock                              1,210,739      1,513,425          163,425
          Answernet, Inc. Preferred Stock                                                     545        352,500          352,500
          Answernet, Inc. Preferred Stock                                                     700        434,794          434,794
          Capital Markets Group, Inc. Preferred Stock (c)                                   1,500      1,500,000                -
          Jubilee Tech International, Inc. Convertible Preferred Stock (c)              2,200,000      2,027,934        2,027,934
          VentureCom, Inc. Convertible Preferred Stock                                    278,164      2,000,000        2,000,000
          Phoenix Fabrications, Inc. Preferred Stock (c)                                      400        283,229          283,229
          AmeriComm Direct Marketing LLC Preferred Stock                                   27,696             28               28
          Signius Investment Corporation Common Stock                                       2,059        332,595          586,815
          Netplex Systems, Inc. Preferred Stock                                         1,000,000      1,187,107        1,000,000
                                                                                                   --------------  ---------------

                Total equity securities                                                               22,440,456       17,963,480
                                                                                                   --------------  ---------------

                                                                                                      Cost or
                                                                                                    contributed
Debt Securities:                                                                     Maturity          value         Fair value
----------------                                                                 ----------------  -------------   ---------------

      Avery Communications, Inc. Convertible Note                                        12/31/06  $     680,681   $      680,681
      Extraction Technologies of VA, LLC  (c) (d)                                         7/22/03        900,000                -
      Extraction Technologies of VA, LLC  (c) (d)                                         8/31/04        202,316                -
      Extraction Technologies of VA, LLC  (c) (d)                                         11/2/04        373,711                -
      Extraction Technologies of VA, LLC  (c) (d)                                          2/7/05        263,742                -
      Extraction Technologies of VA, LLC  (c) (d)                                         2/25/05         97,409                -
      Extraction Technologies of VA, LLC  (c) (d)                                         3/14/05         95,584                -
      JMS Worldwide, Inc. (c)                                                             7/31/03      2,350,000                -
      Diversified Telecom, Inc. (c)                                                        Demand         81,250           81,250
      Diversified Telecom, Inc. (c)                                                       5/19/02        131,238          131,238
      Fire King International                                                              Demand        550,000          550,000
      TABET Manufacturing Co., Inc.                                                      12/31/04        317,710          317,710
      National Assisted Living, LP (c)                                                   12/31/04        835,880                -
      New Dominion Pictures LLC                                                           4/30/06        814,171          814,171
      Mayfair Enterprises, Inc.                                                            Demand        215,000          215,000
      Digital Square, Inc. (c)                                                            9/15/05        289,250          289,250
      Phoenix Fabrications, Inc. (c)                                                       9/8/05        379,038          379,038
      AmeriComm Direct Marketing LLC                                                     12/29/05        750,000          750,000

                                       10                            (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and December 31, 2001

--------------------------------------------------------------------------------

                                                                                             Cost or
                                                                                           contributed
                                                                           Maturity           value          Fair value
                                                                       ---------------   --------------   ---------------
      Triangle Biomedical Sciences                                             Demand    $     187,101    $      187,101
      Jubilee Tech International, Inc.                                        3/21/02          125,000           125,000
      Netplex Group, Inc.                                                    12/31/01          154,697           154,697
      Netplex Group, Inc.                                                     1/28/02        1,068,397           900,000
      Eton Court Asset Management, Ltd.                                       5/18/04          500,000           500,000
      Caldwell/VSR, Inc.                                                     12/16/06        1,629,730         1,629,730
                                                                                         --------------   ---------------

                Total debt securities                                                       12,991,905         7,704,866
                                                                                         --------------   ---------------
                                                                                             Cost or
                                                          Number of       Percentage       contributed
Stock Options and Warrants:                                shares         ownership           value            Fair value
---------------------------                             -------------- ---------------   --------------   ---------------
      Private Companies:
          Delta Education Systems, Inc.                           639           39.00    $      48,200    $    1,118,667
          Diversified Telecom, Inc.                             8,998           15.00                -                 -
          Crispies, Inc.                                          524            6.37            2,800             4,395
          Triangle Biomedical Sciences                        632,916           12.20          171,967           216,485
          Extraction Technologies of VA, LLC (d)                    -           39.00          337,567                 -
          JMS Worldwide, Inc.                                     199            5.00                -                 -
          EPM Development Systems Corp.                            87            8.00           11,600         1,177,415
          Fire King International                                   4            4.00                -                 -
          Eton Court Asset Management, Ltd.                    14,943           13.00           34,700            34,700
          Fairfax Publishing Co., Inc.                          1,026           20.30          123,238           426,638
          ISR Solutions, Inc.                                 588,334            5.90           11,965           761,834
          Digital Square, Inc.                                150,000               -           75,000                 -
          Answernet, Inc.                                      69,837           16.50          268,615           435,000
          TABET Manufacturing Co., Inc.                       487,500           19.50          175,400           175,400
          National Assisted Living, LP                              -           15.00          667,000                 -
          Capital Markets Group, Inc.                       2,294,118           15.00                -                 -
          Jubilee Tech International, Inc.                    400,000            1.60          240,000                 -
          Signius Investment Corporation                           12           11.67                -                 -
          VentureCom, Inc.                                     38,943            0.37                -                 -
          New Dominion Pictures LLC                                 -            9.00          464,650           464,650
          Phoenix Fabrications, Inc.                                -           25.00          297,000                 -
          Caldwell/VSR, Inc.                                        -            5.75           95,270            95,270
                                                                                         --------------   ---------------

                Total options and warrants                                                   3,024,972         4,910,454
                                                                                         --------------   ---------------

                Total investments                                                        $  38,457,333    $   30,578,800
                                                                                         ==============   ===============


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

 .    Results of Operations

     Comparison of Three Months Ended December 31, 2001 and December 31, 2000

     For the three months ended December 31, 2001, total operating income was $853,000 compared to $939,000 reported during the same period of 2000, a decrease of $86,000 or 9.2%. The decrease in operating income is primarily due to management's decision to discontinue the accrual of dividend and interest income on an increased number of investments which are not performing as expected. The Company's quarterly operating income for three months ended December 31, 2001 consisted of dividends of $520,000, interest on debt securities of $252,000, fee income of $72,000 and interest on cash equivalents of $9,000. For the comparable period of 2000 quarterly operating income consisted of dividends of $646,000, interest on debt securities of $198,000, fee income of $93,000 and interest on cash equivalents of $2,000.

     Total operating expenses were $816,000 for the three months ended December 31, 2001, compared to $834,000 reported for the three months ended December 31, 2000. Total operating expenses for the three months ended December 31, 2001 consisted of interest expense of $527,000, salaries and benefits of $177,000, legal and accounting expenses of $44,000 and other operating expenses of $68,000. For the three months ended December 31, 2000 total operating expenses consisted of interest expense of $495,000, salaries and benefits of $205,000, legal and accounting expenses of $52,000 and other operating expenses of $82,000. The increase in interest expense for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000, is due to the increased borrowings necessary to fund the Company's investment portfolio. The decrease in salaries and benefits for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000, is due to the reduction in force of one Business Development Officer and one clerical position. The Company's net operating loss of $39,000 for the three months ended December 31, 2001 compared unfavorably to the $275,000 net operating income reported for the three months ended December 31, 2000.

     The change in unrealized depreciation on investments of $2.0 million before tax benefit of $302,000 for the three months ended December 31, 2001 was due to the recognition of numerous gains and losses recognized during the quarter. The most significant gains recorded during the quarter were a $1.0 million unrealized gain recognized from the Delta Education Systems, Inc investment and a $750,000 unrealized gain on the ISR Solutions, Inc. investment both due to new significant outside investments. These gains were offset by write downs on two investments consisting of $2.4 million on the JMS North America Inc. investment and $1.4 million on the Digital Square investment due to deteriorating financial condition of these investees. The change in unrealized depreciation on investments net of taxes of $1.4 million for the three months ended December 31, 2000 was primarily due to the write down of a portfolio company (Extraction Technologies of Virginia) that filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code in order to restructure contractual and debt obligations.

During the quarter ended December 31, 2001, the Company ceased recognizing deferred tax benefits associated with the generation of net operating losses from operations and its realized loss because management could no longer conclude that it is more likely than not that those benefits could be realized. Because the Company operates as a licensed SBIC, its dividend income is not taxable. As a result, it is unlikely that the Company will generate taxable income from operations in the foreseeable future. Unless the Company is able to generate significant realized gains on sales of investments, the benefits of tax losses from operations and any realized losses from settlement of investments are not likely to be realized. As a result, the Company has provided a valuation allowance against its deferred tax asset to reflect an amount that is more likely than not to be realized.

The net decrease in stockholders' equity resulting from operations of $1,968,000 for the three months ended December 31, 2001, or $1.24 per share, compared to a decrease of $1,095,000, or $.69 per share, for the three months ended December 31, 2000.

 .        Comparison of six months ended December 31, 2001 and December 31, 2000

For the six months ended December 31, 2001, total operating income was $2,035,000 which is consistent with the $2,032,000 reported for the six months ended December 31, 2000. The operating income reported for the six months ended December 31, 2001 consisted of dividends of $1,120,000, interest on debt securities of $658,000, fee income of $239,000, and interest on cash equivalents of $18,000. For the six months ended December 31, 2000, operating income consisted of dividends of $1,360,000, interest on debt securities of $459,000, fee income of $205,000, and interest on cash equivalents of $8,000.

Total operating expenses for the six months ended December 31, 2001 were $1,655,000, consisting of interest expense of $1,050,000, salaries and benefits of $369,000, legal and accounting expenses of $88,000 and other operating expenses of $148,000. These expenses compared to $1,695,000 for the six months ended December 31, 2000, consisting of interest expense of $958,000, salaries and benefits of $455,000, legal and accounting expenses of $95,000, and other operating expenses of $187,000. The increase in interest expense for the six months ended December 31, 2001, compared to December 31, 2000, is due to the increased borrowings necessary to fund the Company's investment portfolio. The decrease in salaries and benefits and other operating expenses when comparing the six months ended December 31, 2001 to 2000, is due to a combination of a reduction in force and reduced travel expense. As an SBIC the Company is regulated by the SBA and must operate within certain prescribed expense guidelines. At December 31, 2001, the Company is in compliance with the SBA guidelines for management expense.

For the six months ended December 31, 2001, net operating income before income taxes was $379,000 compared to the $337,000 reported for the six months ended December 31, 2000. Net operating income declined to $379,000 for the six months ended December 31, 2001 from the $656,000 reported for the six months ended December 31, 2000 due primarily to a valuation allowance recognized for deferred tax benefits associated with the generation of net operating losses from operations. The Company recognized $319,000 in income tax benefit for the six months ended December 31, 2000 compared to $0 for the six months ended December 31, 2001.

During the six months ended December 31, 2001, the Company realized a loss on investments of $1.3 million due primarily to the realization of the previously recorded unrealized loss related to Tangent Solutions, Inc. (Formerly named Electronic Business Systems, Inc. and Triangle Imaging Group, Inc.). The realization was due to a bankruptcy court ruling.

The change in unrealized depreciation on investments, net of income tax expense, of $375,000 for the six months ended December 31, 2001 was due to numerous gains and losses recognized on the company's investment portfolio.

The change in unrealized depreciation consisted of gains of $1.0 million on the Delta Education Systems, Inc. investment due to a new significant outside investment, $750,000 on the ISR Solutions, Inc. investment due to a new significant outside investment, $537,000 on the The Netplex Group, Inc. investment due to restructuring of the terms of the investment and a $1.9 million reclassification of unrealized depreciation related to Tangent Solutions, Inc to a realized loss. These gains were offset by unrealized losses recognized of $2.4 million on the JMS North America Inc. investment and $1.4 million on the Digital Square investment due to the deteriorating financial condition of these investees. During the six months ended December 31, 2000 the Company recorded pretax unrealized depreciation in the fair value of its investments of $2.4 million, primarily due to the write down of two portfolio companies that each filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The write downs were $1.2 million for Electronic Business Systems, Inc., and $1.1 million for Extraction Technologies of Virginia. In addition, during the six months ended December 31, 2000 the Company reduced its recognized tax benefit by $619,000 on the cumulative unrealized depreciation on investments due to uncertainty as to the realization of these associated tax benefits. As previously discussed in the three month comparison, the Company has ceased recognizing deferred tax benefits associated with the generation of net operating losses from operations and its realized loss.

The net decrease in stockholders' equity resulting from operations of $1.3 million for the six months ended December 31, 2001 or $.83 per share compared to a decrease of $1.4 million or $.90 per share for the comparable six months ended December 31, 2000.

 .        Financial Condition, Liquidity And Capital Resources

At December 31, 2001, the Company's investment portfolio totaled $30.6 million compared with the $33.7 million reported at June 30, 2001. For the six months ended December 31, 2001, the Company funded $2.7 million in new loans and investments and received proceeds from sales of investments and principal collected on debt securities of $4.8 million. For the comparable six months ended December 31, 2000, the Company funded $3.8 million in new investments and received $1.7 million in principal collected on debt securities.

Net asset value per common share declined to $6.76 per share at December 31, 2001, from $7.59 per share reported at June 30, 2001.

During the six months ended December 31, 2001, net cash provided by operating activities was $498,000 compared to the $466,000 provided during the six months ended December 31, 2000. Net cash provided by investing activities was $2,118,000 for the six months ended December 31, 2001 as compared to the $2,117,000 used in investing activities for the six months ended December 31, 2000. This fluctuation is primarily due to new investments made of $ 2.7 million and proceeds from sales of investments and principal collected on debt securities of $4.8 million for the six month ended December 31, 2001 compared to new investments made of $3.8 million and principal collected on debt securities of $1.7 million for the six months ended December 31, 2000. There were no cash flows provided by financing activities for the six months ended December 31, 2001, compared to the $1,573,000 provided during the six months ended December 31, 2000. The cash was provided by debenture borrowings from the SBA during the six months ended December 31, 2000, necessary to finance new investments. The cash received from the SBA was partially offset by repayments on the Company's lines of credit.

 .        Quantitative and Qualitative Disclosure About Market Risk

The Company's business activities contain elements of market risk. The Company considers the principal types of market risk to be: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company manages its market risk by maintaining a portfolio of investments that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's thirty investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-seven investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is based on estimates made by the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of investments of $30.6 million at December 31, 2001, would have resulted in unrealized gains or losses and would have changed net increase in stockholders' equity resulting from operations for the quarter by $306,000.

The Company's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis point change in interest rates would have a negligible effect on the net increase in stockholders' equity resulting from operations over the next year. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

 .        Forward-Looking Statements

Included in this report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Securities and Exchange Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, its available capital resources, including SBA leverage, the Company's ability to expand the geographic scope of its investments, the quality of the Company's due diligence efforts, its financing plans, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management's expectations as of the date made.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The 2001 Annual Meeting of Shareholders of Waterside Capital Corporation was held on October, 29, 2001 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

  1.       Election of Directors

                                          FOR                %            WITHHOLD           %
                                          ---                -            --------           -
James E. Andrews                          1,237,128           93.6          84,531            6.4

J. W. Whiting Chisman, Jr.                1,237,128           93.6          84,531            6.4

Eric L. Fox                               1,239,248           93.8          82,411            6.2

Marvin S. Friedberg                       1,237,128           93.6          84,531            6.4

Roger L. Frost                            1,239,248           93.8          82,411            6.2

Ernest  F. Hardee                         1,237,128           93.6          84,531            6.4

Henry U. Harris, III                      1,239,248           93.8          82,411            6.2

J. Alan Lindauer                          1,236,339           93.5          85,320            6.5

Robert L. Low                             1,239,248           93.8          82,411            6.2

Peter M. Meredith, Jr.                    1,237,128           93.6          84,531            6.4

Charles H. Merriman, III                  1,239,248           93.8          82,411            6.2

Augustus C. Miller                        1,239,248           93.8          82,411            6.2

Juan M. Montero, II                       1,237,128           93.6          84,531            6.4

R. Scott Morgan, Sr.                      1,239,248           93.8          82,411            6.2

Richard G. Ornstein                       1,237,017           93.6          84,642            6.4

Jordan E. Stone                           1,239,248           93.8          82,411            6.2




  2.   Ratification of the appointment of KPMG LLP as independent auditors for 2002.

       FOR              %          AGAINST           %         ABSTAIN        %
       ----             -          --------          -         -------        -
       1,278,525        96.7           43,134          3.3          0          0.0

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 12/th/ day of February 2002.

                         WATERSIDE CAPITAL CORPORATION

                             By  /s/  J. Alan Lindauer
                                ------------------------------------------------
                                      J. Alan Lindauer
                                President and Principal Executive Officer

                            By  /s/  Gerald T. McDonald
                                ------------------------------------------------
                                     Gerald T. McDonald
                                Principal Financial Officer