Form 10-Q
period 2002-03-31
WATERSIDE CAPITAL CORP
filed 2002-05-14
CIK 924095

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ________________________

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                         COMMISSION FILE NO.: 333-36709
                         ______________________________


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

     As of March 31, 2002, the registrant had issued and outstanding 1,569,630 shares of Common Stock, $1.00 par value.

                          WATERSIDE CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

                                                                                            Page
                                                                                           Number
PART I.  FINANCIAL INFORMATION
 Item 1. Balance Sheets as of June 30, 2001 and March 31, 2002 (unaudited)                   2

         Statements of Operations for the Three Months Ended and
         Nine Months Ended March 31, 2001 and 2002 (unaudited)                               3

         Statements of Changes in Stockholders' Equity for the Nine
         Months Ended March 31, 2001 and 2002 (unaudited)                                    4

         Statements of Cash Flows for the Nine Months Ended
         March 31, 2001 and 2002 (unaudited)                                                 5

         Notes to Financial Statements (unaudited)                                           6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           12

PART II. OTHER INFORMATION                                                                   16

SIGNATURES                                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1.

WATERSIDE CAPITAL CORPORATION

Unaudited Balance Sheets

June 30, 2001 and March 31, 2002

--------------------------------------------------------------------------------

                                                                            June 30,       March 31,
                                                                              2001           2002
                                                                          ------------   ------------
Assets:
  Investments in portfolio companies, at fair value (note 3):
     Equity securities                                                    $ 23,146,571   $ 17,473,760
     Debt securities                                                         6,514,395      7,397,960
     Options and warrants                                                    4,025,942      4,910,454
                                                                          ------------   ------------
              Total investments, cost of $41,702,728 and $38,831,875
                  at June 30, 2001 and March 31, 2002, respectively         33,686,908     29,782,174
                                                                          ------------   ------------
  Current assets:
     Cash and cash equivalents                                               1,089,386      2,691,725
     Current portion of dividends receivable                                   719,188        642,671
     Interest receivable                                                       101,304        146,836
     Notes receivable                                                          237,550        229,452
     Refundable income taxes                                                   533,225         89,513
     Prepaid expenses                                                          131,891         97,955
     Other current assets                                                       50,466          7,084
                                                                          ------------   ------------

              Total current assets                                           2,863,010      3,905,236
                                                                          ------------   ------------

  Dividends receivable, excluding current portion                              278,583        413,583
  Property and equipment, net                                                  133,217        101,633
  Deferred income taxes                                                        550,000              -
  Deferred financing costs, net                                                867,040        816,979
                                                                          ------------   ------------

              Total assets                                                $ 38,378,758   $ 35,019,605
                                                                          ============   ============

Liabilities and Stockholders' Equity:
  Current liabilities:
     Accounts payable                                                     $     85,224   $     67,035
     Accrued interest                                                          657,514        171,756
     Accrued expenses                                                          237,009         66,443
     Deferred revenue                                                                -         19,417
                                                                          ------------   ------------

              Total current liabilities                                        979,747        324,651

  Debentures payable                                                        25,400,000     25,400,000
                                                                          ------------   ------------

              Total liabilities                                             26,379,747     25,724,651
                                                                          ------------   ------------

  Stockholders' equity:
     Common stock, $1 par value, 10,000,000 shares authorized,
        1,581,430 and 1,569,630 issued and outstanding at
        June 30, 2001 and March 31, 2002, respectively                       1,581,430      1,569,630
     Preferred stock, $1 par value, 25,000 shares authorized,
        no shares issued and outstanding                                             -              -
     Additional paid-in capital                                             14,618,719     14,591,319
     Net unrealized depreciation on investments, net of income taxes        (7,464,341)    (9,048,222)
     Undistributed accumulated earnings                                      3,263,203      2,182,227
                                                                          ------------   ------------

              Total stockholders' equity                                    11,999,011      9,294,954

                                                                          ------------   ------------
Commitments and contingencies

              Total liabilities and stockholders' equity                  $ 38,378,758   $ 35,019,605
                                                                          ============   ============

              Net asset value per common share                            $       7.59   $       5.92
                                                                          ============   ============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three Months and Nine Months ended March 31, 2001 and 2002
--------------------------------------------------------------------------------

                                                                         Three Months ended          Nine Months ended
                                                                              March 31,                  March 31,
                                                                    --------------------------  --------------------------
                                                                         2001          2002         2001          2002
                                                                    ------------  ------------  ------------  ------------
Operating income:
     Dividends                                                      $    736,577  $    458,043  $  2,096,483  $  1,578,180
     Interest on debt securities                                         301,112       275,323       759,775       933,301
     Interest on cash equivalents                                          1,176         9,094         9,408        26,477
     Fee and other income                                                110,203        92,257       315,430       331,564
                                                                    ------------  ------------  ------------  ------------

           Total operating income                                      1,149,068       834,717     3,181,096     2,869,522
                                                                    ------------  ------------  ------------  ------------

Operating expenses:
     Salaries and benefits                                               243,906       188,230       699,279       557,621
     Legal and accounting                                                 71,100       135,100       165,581       223,300
     Interest expense                                                    497,224       514,352     1,454,883     1,564,615
     Other operating expenses                                            108,447        75,400       295,626       222,854
                                                                    ------------  ------------  ------------  ------------

           Total operating expenses                                      920,677       913,082     2,615,369     2,568,390
                                                                    ------------  ------------  ------------  ------------

           Net operating income (loss) before income taxes               228,391       (78,365)      565,727       301,132

Income tax benefit                                                      (146,000)            -      (465,000)            -
                                                                    ------------  ------------  ------------  ------------

           Net operating income (loss)                                   374,391       (78,365)    1,030,727       301,132

Realized gain (loss) on investments, net of income tax expense of $40,000 for the three months and nine months ended
     March 31, 2001 and $0 for the three months and nine months
     ended March 31, 2002                                                 66,457       (64,345)       66,457    (1,382,108)

Change in unrealized depreciation on investments, net of income tax expense (benefit) of $106,000 and $38,000 for the three months ended March 31, 2001 and 2002, respectively, and
     $(168,000) and $550,000 for the nine months ended March 31,
     2001 and 2002, respectively                                      (2,639,937)   (1,209,168)   (4,718,973)   (1,583,881)
                                                                    ------------  ------------  ------------  ------------

           Net decrease in stockholders' equity resulting
               from operations                                      $ (2,199,089) $ (1,351,878) $ (3,621,789) $ (2,664,857)
                                                                    ============  ============  ============  ============

Net decrease in stockholders' equity resulting from operations
     per share - basic and diluted                                  $      (1.39) $      (0.86) $      (2.29) $      (1.69)
                                                                    ============  ============  ============  ============

Weighted average shares outstanding                                    1,581,430     1,575,336     1,581,430     1,579,428
                                                                    ============  ============  ============  ============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders' Equity

Nine Months ended March 31, 2001 and 2002

--------------------------------------------------------------------------------


                                                   Common stock          Additional    Net unrealized  Undistributed      Total
                                          ----------------------------     paid-in      depreciation    accumulated   stockholders'
                                             Shares         Amount         capital     on investments     earnings       equity
                                          -------------  -------------  -------------  -------------   -------------  -------------
Balance at June 30, 2000                     1,581,430   $  1,581,430   $ 14,618,719   $ (1,216,357)   $  1,850,599   $ 16,834,391

Net operating income                                 -              -              -              -       1,030,727      1,030,727
Net realized gain on investments, net of
     income taxes                                    -              -              -              -          66,457         66,457
Change in net unrealized depreciation on
     investments, net of income taxes                -              -              -     (4,718,973)              -     (4,718,973)
                                          -------------  -------------  -------------  -------------   -------------  -------------
Balance at March 31, 2001                    1,581,430   $  1,581,430   $ 14,618,719   $ (5,935,330)   $  2,947,783   $ 13,212,602
                                          =============  =============  =============  =============   =============  =============






Balance at June 30, 2001                     1,581,430   $  1,581,430   $ 14,618,719   $ (7,464,341)   $  3,263,203   $ 11,999,011

Net operating income                                 -              -              -              -         301,132        301,132
Repurchase of outstanding stock                (11,800)       (11,800)       (27,400)             -               -        (39,200)
Net realized loss on investments                     -              -              -              -      (1,382,108)    (1,382,108)
Change in net unrealized depreciation on
     investments, net of income taxes                -              -              -     (1,583,881)              -     (1,583,881)
                                          -------------  -------------  -------------  -------------   -------------  -------------
Balance at March 31, 2002                    1,569,630   $  1,569,630   $ 14,591,319   $ (9,048,222)   $  2,182,227   $  9,294,954
                                          =============  =============  =============  =============   =============  =============

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Nine months ended March 31, 2001 and 2002

--------------------------------------------------------------------------------

                                                                                                2001               2002
                                                                                           ------------       ------------
Cash flows from operating activities:
     Net decrease in stockholders' equity resulting from operations                        $ (3,621,789)      $ (2,664,857)
     Adjustments to reconcile net decrease in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
           Unrealized depreciation on investments                                             4,886,973          1,033,881
           Realized (gain) loss on investments                                                 (106,457)         1,382,108
           Accretion of preferred stock and loan investments                                   (412,775)          (366,195)
           Depreciation and amortization                                                         73,474             83,406
           Deferred income tax expense (benefit)                                               (582,000)           550,000
           Changes in assets and liabilities increasing (decreasing)
              cash flows from operating activities:
                  Dividends receivable                                                         (133,106)           (58,483)
                  Interest receivable                                                           128,315            (45,532)
                  Refundable income taxes                                                       323,322            443,712
                  Prepaid expenses and other current assets                                     (49,382)            77,318
                  Other assets                                                                     (935)                 -
                  Accounts payable and accrued expenses                                        (344,339)          (674,513)
                  Deferred revenue                                                                    -             19,417
                                                                                           ------------       ------------
                     Net cash provided by (used in) operating activities                        161,301           (219,738)
                                                                                           ------------       ------------

Cash flows from investing activities:
     Investments in equity securities made                                                   (2,495,113)                 -
     Investments in debt securities made                                                     (3,291,249)        (3,037,258)
     Principal collected on debt securities                                                   2,094,931          1,629,232
     Proceeds from collection of note receivable                                                      -             29,258
     Proceeds from sales of investments                                                               -          3,241,806
     Acquisition of property and equipment                                                       (3,844)            (1,761)
                                                                                           ------------       ------------
                     Net cash provided by (used in) investing activities                     (3,695,275)         1,861,277
                                                                                           ------------       ------------

Cash flows from financing activities:
     Repurchase of stock                                                                              -            (39,200)
     Repayments of lines of credit                                                           (2,200,000)                 -
     Proceeds from debentures payable                                                         6,100,000                  -
     Payment of deferred financing costs                                                       (192,500)                 -
                                                                                           ------------       ------------
                     Net cash provided by (used in) financing activities                      3,707,500            (39,200)
                                                                                           ------------       ------------
Net increase in cash and cash equivalents                                                       173,526          1,602,339

Cash and cash equivalents, beginning of year                                                    118,314          1,089,386
                                                                                           ------------       ------------

Cash and cash equivalents, end of period                                                   $    291,840       $  2,691,725
                                                                                           ============       ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                              $  1,735,867       $  2,080,312
                                                                                           ============       ============


Noncash investing activity - In the first quarter of 2002, the Company's preferred stock investment in Tangent Solutions, Inc. was settled in exchange for a $87,842 note receivable through a bankruptcy proceeding. Of this amount, $66,682 was written off as a realized loss upon completion of the bankruptcy process.

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2002

--------------------------------------------------------------------------------

(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) as of March 31, 2002 and for the three month and nine month periods ended March 31, 2002 and 2001 are prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The Company's balance sheet as of June 30, 2001 has been derived from the audited financial statements as of June 30, 2001. The interim financial statements and notes thereto should read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K as of and for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.

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

(3)   Investments

      Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the Policy). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy

                                       6                             (Continued)

WATERSIDE CAPITAL CORPORATION

Notes to Unaudited Financial Statements

March 31, 2002

--------------------------------------------------------------------------------

     guidelines, The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities.

     Discounts can range from 0% to 40% for investment size and market liquidity concerns. Actual liquidity discounts in the portfolio at March 31, 2002 ranged from 15% to 40%. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

     Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations. The financial statements include securities valued at $33,686,908 and $29,782,174 at June 30, 2001 and March 31, 2002 (87.8% and
     85.0% of assets), respectively. The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

(4)  Stock Repurchase

     During February 2002, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company can repurchase up to 2% of its currently outstanding common stock over the next year in the open market and in privately negotiated transactions. During the quarter ended March 31, 2002, the Company acquired 11,800 shares of common stock with a price of $39,200. These shares were retired in accordance with Virginia law.

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and March 31, 2002

-------------------------------------------------------------------------------
The Company's investment portfolio at June 30, 2001 consisted of the following:

                                                                                                     Cost or
                                                                                 Number of        contributed
Equity Securities:                                                                 shares            value              Fair value
------------------                                                              -----------     ---------------      ---------------
      Publicly Traded Companies:
          Avery Communications, Inc. Common Stock                                  245,000       $    235,597        $     65,660
          Avery Communications, Inc. Common Stock  (a)                             190,167             95,084              43,359
          Avery Communications, Inc. Preferred Stock                             1,250,000          1,250,000           1,250,000
          Netplex Group, Inc. Common Stock                                          66,400            464,800               9,761
          Netplex Group, Inc. Preferred Stock                                    1,500,000          1,355,504           1,355,504
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock  (b)                                      500,000            225,000                   -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock  (b)                                    1,423,821             60,484                   -
          Primal Solutions, Inc. Common Stock                                      475,167              9,503              11,404

      Private Companies:
          Real Time Data Management Services, Inc. Preferred Stock                     300            296,715             512,848
          Delta Education Systems, Inc. Preferred Stock                              1,625          1,603,923           1,603,923
          Diversified Telecom, Inc. Preferred Stock  (c)                             1,500          1,500,000             508,512
          Crispies, Inc. Preferred Stock                                               400            398,880             398,880
          Triangle Biomedical Sciences Preferred Stock  (c)                          2,100          2,113,969           2,113,969
          JMS Worldwide, Inc. Preferred Stock                                        1,500          1,500,000           1,500,000
          EPM Development Systems Corp. Preferred Stock                              1,500          1,495,167           1,495,167
          Fire King International Preferred Stock                                    2,000          2,000,000           2,000,000
          CCT Holdings (formerly SECC) Common Stock                                840,000                 60                  60
          Eton Court Asset Management, Ltd. Preferred Stock                          1,000            980,337             980,337
          Fairfax Publishing Co., Inc. Preferred Stock                               1,100          1,663,746           1,663,746
          Digital Square, Inc. Convertible Preferred Stock                       1,210,739          1,513,425           1,513,425
          Answernet, Inc. Preferred Stock                                              550            336,232             336,232
          Answernet, Inc. Preferred Stock                                              700            412,369             412,369
          ISR Solutions, Inc. Preferred Stock                                          500            497,995             497,995
          Capital Markets Group, Inc. Preferred Stock  (c)                           1,500          1,500,000                   -
          Jubilee Tech International, Inc. Convertible Preferred Stock  (c)      2,200,000          2,007,514           2,007,514
          VentureCom, Inc. Convertible Preferred Stock                             278,164          2,000,000           2,000,000
          Phoenix Fabrications, Inc. Preferred Stock  (c)                              400            279,063             279,063
          AmeriComm Direct Marketing LLC Preferred Stock                            27,696                 28                  28
          Signius Investment Corporation Common Stock                                2,059            332,595             586,815
                                                                                                ---------------      ---------------
                Total equity securities                                                            26,127,990          23,146,571
                                                                                                ---------------      ---------------

                                                                                                     Cost or
                                                                                                   contributed
Debt Securities:                                                                 Maturity             value             Fair value
----------------                                                                -----------     ---------------      ---------------
      Avery Communications, Inc. Convertible Note                                 12/10/02       $    350,000        $    350,000
      Extraction Technologies of VA, LLC   (c) (d)                                 7/22/03            900,000                   -
      Extraction Technologies of VA, LLC   (c) (d)                                 8/31/04            202,316                   -
      Extraction Technologies of VA, LLC   (c) (d)                                 11/2/04            373,711                   -
      Extraction Technologies of VA, LLC   (c) (d)                                  2/7/05            263,742                   -
      Extraction Technologies of VA, LLC   (c) (d)                                 2/25/05             97,409                   -
      Extraction Technologies of VA, LLC   (c) (d)                                 3/14/05             95,584                   -
      JMS Worldwide, Inc.                                                          7/31/03            900,000             900,000
      Diversified Telecom, Inc.  (c)                                                Demand             84,250              84,250
      Diversified Telecom, Inc.  (c)                                               5/19/02            131,238             131,238
      ISR Solutions, Inc.                                                          6/30/04            744,167             744,167
      Fire King International                                                       Demand            550,000             550,000
      TABET Manufacturing Co., Inc.                                               12/31/04            304,575             304,575
      National Assisted Living, LP  (c)                                           12/31/04            835,880                   -
      New Dominion Pictures LLC                                                    4/30/06            784,103             784,103

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and March 31, 2002


--------------------------------------------------------------------------------

                                                                                                      Cost or
                                                                                                    contributed
                                                                                     Maturity          value           Fair value
                                                                                   -------------   -------------     ---------------
      Mayfair Enterprises, Inc.                                                        7/18/05    $     243,519     $       243,519
      Digital Square, Inc.  (c)                                                        9/15/05          289,250             289,250
      Phoenix Fabrications, Inc.                                                        9/8/05          348,830             348,830
      Kotarides Baking Co. of VA  (c)                                                   6/5/01          577,336             577,336
      Kotarides Baking Co. of VA                                                        Demand          200,000             200,000
      AmeriComm Direct Marketing LLC                                                  12/29/05          750,000             750,000
      Triangle Biomedical Sciences                                                     12/8/01          164,843             164,843
      Tangent Solutions, Inc. (formerly Electronic Business
          Systems, Inc.)  (b) (c)                                                            -        2,038,287              92,284
                                                                                                   -------------     ---------------
                Total debt securities                                                                11,229,040           6,514,395
                                                                                                   -------------     ---------------

                                                                                                      Cost or
                                                                      Number of      Percentage     contributed
Stock Options and Warrants:                                            shares        ownership         value           Fair value
---------------------------                                           -----------   -------------   -------------     --------------
    Publicly Traded Companies:
          Netplex Group, Inc. (a)                                        300,000          2.10    $     900,000     $             -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.)  (a) (b)                                      98,000          0.63                -                   -

      Private Companies:
          Real Time Data Management Services, Inc.                           125         29.41          115,000             157,270
          Delta Education Systems, Inc.                                      639         39.00           48,200              75,413
          Diversified Telecom, Inc.                                        8,998         15.00                -                   -
          Crispies, Inc.                                                     524          6.37            2,800               4,395
          Triangle Biomedical Sciences                                   632,916         12.20          171,967             216,485
          Extraction Technologies of VA, LLC  (d)                              -         39.00          337,567                   -
          JMS Worldwide, Inc.                                                199          5.00                -                   -
          EPM Development Systems Corp.                                       87          8.00           11,600           1,177,415
          Fire King International                                              4          4.00                -                   -
          CCT Holdings (formerly SECC)                                   150,000          3.15                -                   -
          Eton Court Asset Management, Ltd.                               14,943         13.00           34,700              34,700
          Fairfax Publishing Co., Inc.                                     1,026         20.30          123,238             426,638
          ISR Solutions, Inc.                                            588,334          5.90           12,936              12,936
          Digital Square, Inc.                                           150,000             -           75,000              75,000
          Answernet, Inc.                                                 69,837         16.50          268,615             268,615
          TABET Manufacturing Co., Inc.                                  487,500         19.50          175,400             175,400
          National Assisted Living, LP                                         -         15.00          667,000                   -
          Capital Markets Group, Inc.                                  2,294,118         15.00                -                   -
          Jubilee Tech International, Inc.                               400,000          1.60          240,000             240,000
          Signius Investment Corporation                                      12         11.67                -                   -
          VentureCom, Inc.                                                38,943          0.37                -                   -
          New Dominion Pictures LLC                                            -          9.00          464,650             464,650
          Mayfair Enterprises, Inc.                                            -         15.00          214,400             214,400
          Phoenix Fabrications, Inc.                                           -         25.00          297,000             297,000
          Kotarides Baking Co. of VA                                           -         13.75          185,625             185,625
                                                                                                   -------------     ---------------
                Total options and warrants                                                            4,345,698           4,025,942
                                                                                                   -------------     ---------------
                Total investments                                                                 $  41,702,728     $    33,686,908
                                                                                                   =============     ===============

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and March 31, 2002


--------------------------------------------------------------------------------

The Company's investment portfolio at March 31, 2002 consisted of the following:
                                                                                                     Cost or
                                                                                   Number of       contributed
Equity Securities:                                                                   shares           value           Fair value
------------------                                                                 -------------   -------------     ---------------
      Publicly Traded Companies:
          Avery Communications, Inc. Preferred Stock                                  1,250,000    $   1,250,000    $    1,250,000
          Netplex Group, Inc. Common Stock                                               66,400          464,800             2,058
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock  (b)                                           500,000          225,000                 -
          Tangent Solutions, Inc. (formerly Electronic Business
             Systems, Inc.) Common Stock  (b)                                         1,423,821           60,484                 -
          Primal Solutions, Inc. Common Stock                                           200,000            4,000             8,400

      Private Companies:
          Real Time Data Management Services, Inc. Common Stock                             125          115,000           100,000
          Delta Education Systems, Inc. Preferred Stock                                   1,625        1,606,333         1,606,333
          Diversified Telecom, Inc. Preferred Stock  (c)                                  1,500        1,500,000           508,512
          Crispies, Inc. Preferred Stock                                                    400          399,300           399,300
          Triangle Biomedical Sciences Preferred Stock  (c)                               2,200        2,133,085         2,133,085
          EPM Development Systems Corp. Preferred Stock                                   1,500        1,496,907         1,496,907
          Fire King International Preferred Stock                                         2,000        2,000,000         2,000,000
          CCT Holdings (formerly SECC) Common Stock                                     840,000               60                60
          Eton Court Asset Management, Ltd. Preferred Stock  (c)                          1,000          985,542           985,542
          Fairfax Publishing Co., Inc. Preferred Stock                                      600          578,004           578,004
          Digital Square, Inc. Convertible Preferred Stock  (c)                       1,210,739        1,513,425                 -
          Answernet, Inc. Preferred Stock                                                   545          332,566           332,566
          Answernet, Inc. Preferred Stock                                                   700          447,417           447,417
          Capital Markets Group, Inc. Preferred Stock  (c)                                1,500        1,500,000                 -
          Jubilee Tech International, Inc. Convertible Preferred Stock  (c)           2,200,000        2,038,734         2,038,734
          VentureCom, Inc. Convertible Preferred Stock                                  278,164        2,000,000         2,000,000
          Phoenix Fabrications, Inc. Preferred Stock  (c)                                   400          283,229                 -
          AmeriComm Direct Marketing LLC Preferred Stock                                 27,696               28                28
          Signius Investment Corporation Common Stock                                     2,059          332,595           586,814
          Netplex Systems, Inc. Preferred Stock  (c)                                  1,000,000        1,187,107         1,000,000
                                                                                                   -------------     --------------
                Total equity securities                                                               22,453,616        17,473,760
                                                                                                   -------------     --------------
                                                                                                       Cost or
                                                                                                    contributed
Debt Securities:                                                                     Maturity          value           Fair value
----------------                                                                   -------------   -------------     ---------------
      Avery Communications, Inc. Convertible Note                                      12/31/06    $     680,681    $      680,681
      Extraction Technologies of VA, LLC   (c) (d)                                      7/22/03          900,000                 -
      Extraction Technologies of VA, LLC   (c) (d)                                      8/31/04          202,316                 -
      Extraction Technologies of VA, LLC   (c) (d)                                      11/2/04          373,711                 -
      Extraction Technologies of VA, LLC   (c) (d)                                       2/7/05          263,742                 -
      Extraction Technologies of VA, LLC   (c) (d)                                      2/25/05           97,409                 -
      Extraction Technologies of VA, LLC   (c) (d)                                      3/14/05           95,584                 -
      JMS Worldwide, Inc.  (c)                                                          7/31/03        2,350,000                 -
      Diversified Telecom, Inc.  (c)                                                     Demand           77,250            77,250
      Diversified Telecom, Inc.  (c)                                                    5/19/02          131,238           131,238
      Fire King International                                                            Demand          550,000           550,000
      TABET Manufacturing Co., Inc.                                                    12/31/04          325,000           325,000
      National Assisted Living, LP  (c)                                                12/31/04          835,880                 -
      New Dominion Pictures LLC                                                         4/30/06          830,879           830,879
      Mayfair Enterprises, Inc.                                                          Demand          541,000           541,000
      Digital Square, Inc.  (c)                                                         9/15/05          289,250                 -
      Phoenix Fabrications, Inc.  (c)                                                    9/8/05          379,038                 -
      AmeriComm Direct Marketing LLC                                                   12/29/05          750,000           750,000

                                                                     (Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2001 and March 31, 2002
--------------------------------------------------------------------------------

                                                                                               Cost or
                                                                                             contributed
                                                                           Maturity             value            Fair value
                                                                           --------          -----------         ----------
      Triangle Biomedical Sciences (c)                                       Demand        $     187,101       $    187,101
      Jubilee Tech International, Inc. (c)                                  3/21/02              125,000            125,000
      Netplex Group, Inc. (c)                                              12/31/01               92,919             92,919
      Netplex Group, Inc. (c)                                               1/28/02            1,068,397            900,000
      Netplex Group, Inc. (c)                                                5/1/02               50,000             50,000
      Eton Court Asset Management, Ltd. (c)                                 5/18/04              522,578            522,578
      Caldwell/VSR, Inc.                                                   12/16/06            1,634,314          1,634,314
                                                                                           -------------       ------------
                Total debt securities                                                         13,353,287          7,397,960
                                                                                           -------------       ------------

                                                                                               Cost or
                                                        Number of         Percentage         contributed
Stock Options and Warrants:                              shares           ownership             value            Fair value
---------------------------                             ---------         ----------         -----------         ----------
      Private Companies:
          Delta Education Systems, Inc.                       639              39.00        $     48,200      $   1,118,667
          Diversified Telecom, Inc.                         8,998              15.00                   -                  -
          Crispies, Inc.                                      524               6.37               2,800              4,395
          Triangle Biomedical Sciences                    632,916              12.20             171,967            216,485
          Extraction Technologies of VA, LLC (d)                -              39.00             337,567                  -
          JMS Worldwide, Inc.                                 199               5.00                   -                  -
          EPM Development Systems Corp.                        87               8.00              11,600          1,177,415
          Fire King International                               4               4.00                   -                  -
          Eton Court Asset Management, Ltd.                14,943              13.00              34,700             34,700
          Fairfax Publishing Co., Inc.                      1,026              20.30             123,238            426,638
          ISR Solutions, Inc.                             588,334               5.90              11,965            761,834
          Digital Square, Inc.                            150,000                  -              75,000                  -
          Answernet, Inc.                                  69,837              16.50             268,615            435,000
          TABET Manufacturing Co., Inc.                   487,500              19.50             175,400            175,400
          National Assisted Living, LP                          -              15.00             667,000                  -
          Capital Markets Group, Inc.                   2,294,118              15.00                   -                  -
          Jubilee Tech International, Inc.                400,000               1.60             240,000                  -
          Signius Investment Corporation                       12              11.67                   -                  -
          VentureCom, Inc.                                 38,943               0.37                   -                  -
          New Dominion Pictures LLC                             -               9.00             464,650            464,650
          Phoenix Fabrications, Inc.                            -              25.00             297,000                  -
          Caldwell/VSR, Inc.                                    -               5.75              95,270             95,270
                                                                                             -----------       ------------
                Total options and warrants                                                     3,024,972          4,910,454
                                                                                             -----------       ------------
                Total investments                                                           $ 38,831,875      $  29,782,174
                                                                                             ===========       ============


(a)   Rule 144A restricted securities.

(b)   This entity filed Chapter 11 bankruptcy on September 1, 2000.

(c)   Entity is in arrears with respect to dividend/interest payments.

(d)   This entity filed Chapter 11 bankruptcy on December 26, 2000.

     ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

..    General

     Waterside Capital Corporation ("Waterside" or the "Company") is a specialty finance company located in Norfolk, Virginia. The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region. The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation. Through June 30, 1996, the Company operated as a development stage company focused primarily on preparation to commence operation. The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958. In October 1996 the Company made its first portfolio investment. In January 1998, the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

     The majority of the Company's operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations. The remaining portion of the Company's operating income comes from interest earned on cash equivalents. The Company's operating expenses primarily consist of interest expense on borrowings and payroll and other expenses incidental to operations. Waterside currently has 6 full time employees.

..    Results of Operations

     Comparison of Three Months Ended March 31, 2002 and March 31, 2001

     For the three months ended March 31, 2002, total operating income was $835,000 compared to $1,149,000 reported during the same period of 2001, a decrease of $314,000 or 27.3%. The decrease in operating income is primarily due to management's decision to discontinue the accrual of dividend and interest income on an increased number of investments due to the uncertainty of collection of this income. The Company's quarterly operating income for the three months ended March 31, 2002 consisted of dividends of $458,000, interest on debt securities of $276,000, fee income of $92,000 and interest on cash equivalents of $9,000. For the comparable period of 2001 quarterly operating income consisted of dividends of $737,000, interest on debt securities of $301,000, fee income of $110,000 and interest on cash equivalents of $1,000.

     Total operating expenses were $913,000 for the three months ended March 31, 2002, compared to $921,000 reported for the three months ended March 31, 2001. Total operating expenses for the three months ended March 31, 2002 consisted of interest expense of $514,000, salaries and benefits of $188,000, legal and accounting expenses of $135,000 and other operating expenses of $76,000. For the three months ended March 31, 2001, total operating expenses consisted of interest expense of $497,000, salaries and benefits of $244,000, legal and accounting expenses of $71,000 and other operating expenses of $109,000. The decrease in salaries and benefits for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, is due to the reduction in force of one Business Development Officer and one clerical position. The significant increase in legal and accounting expense from $71,000 for the three months ended March 31, 2001 to $135,000 for the three months ended March 31, 2002 is due to increased legal costs associated with the collection effort on two investments written off. The Company's net operating loss was $78,000 for the three months ended March 31, 2002 compared to the $374,000 of net operating income reported for the three months ended March 31, 2001 due to the items noted above.

     The change in unrealized depreciation on investments of $1.2 million for the three months ended March 31, 2002 was primarily due to the write downs of $453,000 on the Digital Square, Inc. investment and $662,000 on the Phoenix Fabrication, Inc. investment due to their deteriorating financial condition. The change in unrealized depreciation on investments of $2,640,000 for the three months ended March 31, 2001 was primarily due to the write down of $920,000 for Extraction Technologies of Virginia that filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code and a $1,500,000 write down on Capital Markets Group, Inc. due to deteriorating financial condition.

     During the quarter ended December 31, 2001, the Company ceased recognizing deferred tax benefits associated with the generation of net operating losses from operations and its realized losses because management could no longer conclude that it is more likely than not that those benefits could be realized. Because the Company operates as a licensed SBIC, its dividend income is not taxable. As a result, it is unlikely that the Company will generate taxable income from operations in the foreseeable future. Unless the Company is able to generate significant realized gains on sales of investments, the benefits of tax losses from operations and any realized losses from settlement of investments are not likely to be realized. As a result, the Company has provided a valuation allowance against the full amount of its deferred tax asset.

     The net decrease in stockholders' equity resulting from operations of $1,352,000 for the three months ended March 31, 2002, or $.86 per share, compared to a decrease of $2,199,000, or $1.39 per share, for the three months ended March 31, 2001 due to the items discussed above.

     Comparison of Nine months ended March 31, 2002 and March 31, 2001

     For the nine months ended March 31, 2002, total operating income was $2,870,000 compared to the $3,181,000 reported for the nine months ended March 31, 2001. The operating income reported for the nine months ended March 31, 2002 consisted of dividends of $1,578,000, interest on debt securities of $933,000, fee income of $332,000, and interest on cash equivalents of $27,000. For the nine months ended March 31, 2001, operating income consisted of dividends of $2,097,000, interest on debt securities of $760,000, fee income of $315,000, and interest on cash equivalents of $9,000. The decrease in operating income is primarily due to management's decision to discontinue the accrual of dividend income on an increased number of investments due to the uncertainty of collection of the income. This decrease was partially offset by an increase in interest income due to an increase in the Company's investments in debt securities.

     Total operating expenses for the nine months ended March 31, 2002 were $2,568,000, consisting of interest expense of $1,564,000, salaries and benefits of $558,000, legal and accounting expenses of $223,000 and other operating expenses of $223,000. These expenses compared to $2,615,000 for the nine months ended March 31, 2001, consisting of interest expense of $1,455,000, salaries and benefits of $699,000, legal and accounting expenses of $165,000, and other operating expenses of $296,000. The decrease in salaries and benefits and other operating expenses when comparing the nine months ended March 31, 2002 to 2001, is due to a combination of a reduction in force and reduced travel expense. As an SBIC, the Company is regulated by the SBA and must operate within certain prescribed expense guidelines. At March 31, 2002, the Company is in compliance with the SBA guidelines for management expense. The increase in legal and accounting expense is due to increased legal costs associated with the collection effort on two investments written off.

     The Company recognized $465,000 in income tax benefit for the nine months ended March 31, 2001 compared to $0 for the nine months ended March 31, 2002.

     During the nine months ended March 31, 2002, the Company realized a loss on investments of $1.4 million due primarily to the realization of the previously recorded unrealized loss related to Tangent Solutions, Inc. (formerly named Electronic Business Systems, Inc. and Triangle Imaging Group, Inc.).

     The change in unrealized depreciation on investments, net of income tax expense, of $1,584,000 for the nine months ended March 31, 2002 was due to numerous gains and losses recognized on the Company's investment portfolio. The change in unrealized depreciation consisted of gains of $1.0 million on the Delta Education Systems, Inc. investment due to a new significant outside investment, $750,000 on the ISR Solutions, Inc. investment due to a new significant outside investment, $537,000 on the The Netplex Group, Inc. investment due to restructuring of the terms of the investment and a $1.9 million reclassification of unrealized depreciation related to Tangent Solutions, Inc to a realized loss. These items were offset by unrealized losses recognized of $2.4 million on the JMS North America Inc. investment, $1.9 million on the Digital Square investment and $959,000 on the Phoenix Fabrication, Inc. investment due to deteriorating financial condition of these investees. During the nine months ended March 31, 2001, Waterside recorded an after tax unrealized depreciation in the fair value of its investments of $4.7 million, primarily due to the deteriorating financial condition of three portfolio companies, two of which filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. The write downs for the companies in bankruptcy were $1.3 million for Electronic Business Systems, Inc., and $2.0 million for Extraction Technologies of Virginia, LLC. The Company also recorded a write down of $1.5 million for Capital Markets Group, Inc. due to deteriorating financial condition. In addition, during the nine months ended March 31, 2001, the Company recorded a valuation allowance of $1,689,000 on its deferred tax assets due to greater uncertainty as to the realization of these tax benefits. As previously discussed in the three month comparison, the Company has ceased recognizing deferred tax benefits associated with the generation of net operating losses from operations and its realized and unrealized losses.

     The net decrease in stockholders' equity resulting from operations of $2.7 million for the nine months ended March 31, 2002 or $1.69 per share compared to a decrease of $3.6 million or $2.29 per share for the comparable nine months ended March 31, 2001 due to the items noted above.

..    Financial Condition, Liquidity And Capital Resources

     At March 31, 2002, the Company's investment portfolio totaled $29.8 million compared with the $33.7 million reported at June 30, 2001. For the nine months ended March 31, 2002, the Company funded $3.0 million in new loans and investments and received proceeds from sales of investments and principal collected on debt securities of $4.9 million. For the comparable nine months ended March 31, 2001, the Company funded $5.8 million in new investments and received $2.1 million in principal collected on debt securities.

     Net asset value per common share declined to $5.92 per share at March 31, 2002, from $7.59 per share reported at June 30, 2001.

     During the nine months ended March 31, 2002, net cash used in operating activities was $220,000 compared to the $161,000 provided during the nine months ended March 31, 2001. The reduction in cash provided by operating activities for the nine months of 2002 compared to 2001 is due to the decline in dividend income as a result of the increased number of non performing investments. Net cash provided by investing activities was $1,861,000 for the nine months ended March 31, 2002 as compared to the $3,695,000 used in investing activities for the nine months ended March 31, 2001. This fluctuation is primarily due to new investments made of $3.0 million and proceeds from sales of investments and principal collected on debt securities of $4.9 million for the nine months ended March 31, 2002 compared to new investments made of $5.8 million and principal collected on debt securities of $2.1 million for the nine months ended March 31, 2001. Cash used in financing activities for the nine months ended March 31, 2002 was $39,000 for the repurchase of 11,800 shares of the company stock compared to the $3,708,000 provided during the nine months ended March 31, 2001. Cash was provided in 2001 by debenture borrowings from the SBA during the nine months ended March 31, 2001, necessary to finance new investments. The cash received from the SBA was partially offset by repayments of the Company's lines of credit.

..    Quantitative and Qualitative Disclosure About Market Risk

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

     The Company manages its market risk by maintaining a portfolio of investments that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company's thirty investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-seven investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio of private business enterprises is based on estimates made by the Company's Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Company's portfolio of investments of $29.8 million at March 31, 2002, would have resulted in unrealized gains or losses and would have changed net decrease in stockholders' equity resulting from operations for the quarter by $298,000.

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

..    Forward-Looking Statements

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

     Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of
     1995) that involve a number of risks and uncertainties. When the Company uses words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions, the Company is making a forward-looking statement. It is possible that the assumptions made by management - including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. In addition to the above factors, other important factors that may affect the Company's performance include: the risks associated with the performance of the Company's portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company's filings with the Securities Exchange Commission, press releases, and other communications. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II.  OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 10/th/ day of May 2002.

                                      WATERSIDE CAPITAL CORPORATION

                                   By /s/ J. Alan Lindauer

                                      ------------------------------------------
                                          J. Alan Lindauer
                                      President and Principal Executive Officer

                                   By /s/ Gerald T. McDonald

                                      ------------------------------------------
                                          Gerald T. McDonald
                                      Principal Financial Officer