Form 10-K
period 2002-06-30
WATERSIDE CAPITAL CORP
filed 2002-09-27
CIK 924095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

COMMISSION FILE NO.: 333-36709

WATERSIDE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1694665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 East Main Street
Suite 1380
Norfolk, Virginia 23510
(Address of principal executive office) (Zip code)

(757) 626-1111
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 30, 2002: Common Stock: $3,583,000.

The number of shares outstanding of the registrant’s common stock as of August 30, 2002: 1,557,630.

Documents Incorporated by Reference

Portions of the registrant’s Annual Report to Shareholders (the “Annual Report”) are incorporated by reference in Part II of this Form 10-K and portions of the definitive Proxy Statement (the “2002 Proxy Statement”) to be used in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed below in “Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the end of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for more information.

Item 1.    Business

The Company

Waterside Capital Corporation (the “Company”) began business operations in July 1996 after receiving its Small Business Administration (“SBA”) license and closing its initial private placement of Common Stock. The Company made its first portfolio investment in October 1996 and, as of June 30, 2002, has approximately $27.6 million in investments at fair value in 29 portfolio companies.

The Company is a closed-end investment company licensed by the SBA as a small business investment company (an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “SBA Act”). The Company invests in equity and debt securities of small businesses to finance their growth, expansion and modernization. Its equity investments have generally been in the form of preferred stock bearing current-pay dividends. The weighted average dividend on its preferred stock investments, at fair value, is currently 9.08%. The weighted average annual interest rates on its loans, at fair value, is currently 11.55%. To date, the Company has made most of its investments in preferred stock because, as an SBIC, its dividend income is non-taxable. Its equity and debt financings are generally coupled with warrants to acquire common stock representing a minority interest in its portfolio companies. The Company seeks to achieve current income from origination fees, preferred stock dividends and interest on loans, as well as long-term growth in the value of its net assets through the appreciation of its common stock positions in portfolio companies. Although the Company continues to consider new investment opportunities, as a result of the current downturn in the economy, the Company is currently devoting most of its management resources toward assisting its existing portfolio companies. As the economy improves, the Company expects that it will return its focus toward seeking new investment opportunities.

After it returns its focus toward finding attractive new investment opportunities, the Company expects to generally make future investments ranging from $500,000 to $2,500,000 in equity and debt securities of small businesses, although under special circumstances, its investments may be less than or exceed this range. The Company believes that investments of this size will be appropriate given the size of its Private Capital (defined as eligible capital paid for capital stock and additional paid-in capital) base and that non-traditional lenders and investors often focus on larger investments and reject attractive companies with funding needs in this range.

When evaluating potential investment opportunities, the Company targets portfolio companies that meet certain investment criteria including potential for significant growth, experienced management teams with significant ownership interests and strong financial histories. The Company believes that the market for financing small businesses, either through equity or debt, is underserved by traditional sources of capital and that many of its potential competitors are burdened with overhead, administrative and regulatory structures that hinder them from competing more effectively in this market.

The Company raised its Private Capital through private investments by individuals, businesses, financial institutions and governmental entities located primarily in eastern Virginia and through its January 1998 public offering. Its Private Capital includes approximately $5.5 million invested by certain “accredited” investors. In addition, the Company obtained $8,083,536 of net proceeds from its initial public offering in February 1998. To fund its equity investments and debt financings, the Company has used its private and public offering proceeds as well as borrowed funds from the SBA (“SBA Debentures”) which are available to the Company for up to 10 years. At June 30, 2002, the Company had drawn down debentures totaling $25.4 million payable to the SBA. The $25.4 million outstanding debentures bear interest at a weighted average fixed interest rate of 7.97%, including an annual service fee of 1.0%, and mature between March 1, 2009 and September 1, 2012. The debentures require semi-annual payments of interest only, with all principal due upon maturity. During the first five years outstanding, the SBA Debentures are subject to a prepayment penalty. In addition to the periodic interest rate described above, the Company pays a 1.0% one-time fee on all SBA Debentures at the time of approval by the SBA and a 2.5% one-time fee on amounts actually drawn by the Company.

Incorporated in Virginia on July 13, 1993, the Company is registered under the Investment Company Act of 1940 (the “Investment Act”). Its main office is located at 300 East Main Street, Suite 1380, Norfolk, Virginia 23510, and its telephone number is (757) 626-1111.

Strategy

Although the Company continues to consider new investment opportunities, as a result of the current downturn in the economy, the Company is currently devoting most of its management resources toward maximizing the return provided by its existing portfolio companies. As the economy improves, the Company expects that it will return its focus toward seeking new investment opportunities. These opportunities include seeking to provide growth capital financing to small businesses. Primarily through their experience in business and with financial institutions, management and members of the Executive Committee of the Company’s Board of Directors (the “Executive Committee”) have developed a level of expertise in identifying and developing new investment opportunities in this market. When evaluating potential investment opportunities, the Company targets portfolio companies that meet certain criteria, including potential for significant growth, experienced management teams with a significant ownership interest and strong financial histories. The Company believes the market for small commercial loans is underserved by traditional lending sources. Traditionally, small businesses have relied on commercial banks to provide debt financing to fund growth. In the latter half of the 1980’s and the early 1990’s, funds from these traditional lending sources diminished as commercial banks consolidated market share and sought to limit both credit exposure and administrative expense associated with monitoring numerous small company loans. The Company also believes that many of its competitors are burdened with overhead, regulatory and administrative structures that hinder them from competing more effectively in this market. As a result of these fundamental changes, a significant opportunity has developed for nontraditional lenders to provide not only debt financing to, but also equity infusions in, small companies, creating the potential for attractive risk-adjusted returns. To expand its investment opportunities after it returns its focus toward finding new investments, the Company is also investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds.

Investment Objectives

The investing formats of SBIC’s can range from making long-term secured and unsecured loans to providing equity capital. The Company has utilized, and anticipates continuing to utilize after it returns its focus toward seeking new investments, both types of investments to achieve a balanced portfolio of both equity and debt investments structured to meet the individual needs of, and the investment opportunities associated with, its portfolio companies.

With each investment, the Company seeks to achieve current income through origination fees, preferred stock dividends and loan interest and long-term growth in the value of its assets through appreciation of its common stock interests in portfolio companies. The Company attempts to structure its asset portfolio for relative safety and soundness, while, at the same time, provide for equity features that will permit it to achieve returns commensurate with its risks.

Management believes that an attractive return can be obtained on appropriately structured investments in small businesses, provided that the principals of such business contribute the requisite skill and dedication.

Selection Of Investment Opportunities

The Company has invested, and after the economy improves expects to continue investing, in a wide range of businesses including manufacturing and service firms. Since making its first investment in late 1996, the Company has identified certain key elements for investing in emerging growth small businesses. The Company initiates its investment decisions by analyzing traditional criteria for making any equity or debt investment or granting any credit: character, collateral, growth potential, capacity to repay, financial and credit history and other factors. After an initial screening based on these factors, management recommends to the Executive Committee investments in those small businesses it believes will succeed and contribute to the profitability of the Company. In general, although obviously involving substantially more risk, providing growth capital to small businesses can generate a higher return on investment because these companies often have higher growth rates of revenues and profits than larger, more established firms. The Company generally has not focused on making loans to, or investments in start-up companies that may have difficulty making current dividends or interest payments, although most investments are in early-stage companies and the Company expects to continue to make such investments in the future.

Traditional lenders require certain standards before affirmatively considering a loan. Among others, these standards include debt service coverage ratios, profit history, adequate working capital and collateral security. The Company includes these factors in its decision-making process, but also attributes significant weight to products, market size, growth potential, capability of management and exit strategies for the equity portion of its investment. To identify an exit strategy, management carefully studies the portfolio company’s growth potential, as well as historical financial performance.

Settlement of Investments

The Company has made, and after it returns its focus toward finding new investment opportunities expects to continue to make its equity investments with the intention of liquidating the investment for cash within five to seven years, although situations may arise in which it may hold equity securities for longer periods. Its loans are generally made for a minimum of five years. The Company expects that a successful investment will result in the redemption of preferred stock with dividends or the repayment of a loan with interest, and a gain on the sale of the portfolio company’s common stock, generally through the exercise of warrants acquired in connection with the investment or the conversion of convertible securities.

Preferred stock purchased by the Company generally bears a “put option,” exercisable after five years, requiring the portfolio company to repurchase the shares at par, together with any unpaid dividends. The warrants it acquires often carry a similar put option, also exercisable generally after five years, requiring a repurchase of the underlying common stock at fair market value. The warrants typically also contain anti-dilution provisions and are detachable and transferable.

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

Asset/Risk Management

Investment in a small business, whether by debt or equity, necessarily involves the risk that the debt will not be repaid or that the equity component will remain illiquid even if the portfolio company performs and underlying value is present. The Company has recorded realized and unrealized losses on some of its investments and expects that losses will occur in its investments in the future. Such losses, net of gains, amounted to $2.9 million during the Company’s 2002 fiscal year as compared to $5.98 million in fiscal 2001. Management attempts to minimize any such losses through several strategies.

Limitation On Investments In One Borrower.    Except with prior SBA approval, SBA regulations allow only up to 20% of an SBIC’s Regulatory Capital (defined as Private Capital less certain non-cash assets) to be committed to one portfolio company. Currently, this would allow the Company to invest up to $3.2 million in one portfolio company. The Company has adopted a policy allowing an investment to approach this outside limit only in rare circumstances. The Company’s largest investment in any one portfolio company is currently $3.1 million.

Appropriate Underwriting Standards.    Management analyzes each proposed transaction. If the analysis does not reveal an investment meeting the Company’s underwriting standards, management promptly notifies the applicant business of the denial of its funding request. Management examines numerous applications for every investment recommended to the Executive Committee. Management rejected a number of investments in fiscal 2002.

Executive Committee Approval.    If the investment appears to management to meet Company underwriting standards, it must be presented to the Executive Committee for additional evaluation and approval. The Executive Committee may reject any investment presented by Management.

Board Representation.    The Company generally requires portfolio companies to have a majority of the members of its boards of directors who are not shareholders or employees. The Company also requires that it have the right to designate one or more members of the board.

Monitoring.    Management closely and frequently monitors the performance of each portfolio company through its board representation and otherwise. The Company requires the submission of financial statements on a periodic basis, but it understands that such submission alone does not provide the timely information necessary to evaluate current performance. The Company believes that, by the time financial statements are submitted and analyzed, many problems may be out of control and beyond solution. Accordingly, it attempts to stay in contact with its portfolio companies on a regular basis. As a result of the recent economic downturn, most of the Company’s management resources have been devoted to monitoring and assisting the Company’s existing portfolio companies

Default Covenants.    Typically, the Company’s investment documents contain covenants allowing the Company to acquire control of the board of directors of the portfolio company and replace its management, if necessary, in the event certain financial standards are not met or maintained.

Portfolio Companies

As of June 30, 2002, the Company has investments in 29 portfolio companies, with a fair value of approximately $27.6 million.

SBA Leverage

The SBA raises capital to enable it to provide funds to SBICs by guaranteeing certificates or bonds that are pooled and sold to purchasers of government-guaranteed securities. The amount of funds that the SBA may lend is determined by annual Congressional appropriations of amounts necessary to cover anticipated losses in the program (the “Subsidy Rate”). If the Subsidy Rate is reduced, the same level of Congressional appropriations will support higher levels of SBA Leverage available to SBICs. Congress authorizes appropriations to the extent it determines to fund SBIC borrowings from the SBA.

To be eligible to use funds provided by the SBA, an SBIC must obtain a license and satisfy other requirements. The need for SBA Leverage must be established. To establish need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA Leverage. Other requirements include compliance with SBA regulations, adequacy of capital and meeting liquidity standards. An SBIC’s license entitles an SBIC to apply for SBA Leverage, but does not assure it will be available or that, if available, it will be available at the level of the relevant matching ratio. Availability depends on the SBIC’s continued regulatory compliance and sufficient SBA Leverage being available when the SBIC applies to draw down SBA Leverage.

SBIC’s may obtain up to $105.2 million in SBA Leverage in the following ratios:

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

Temporary Investments

Pending investment in portfolio company securities, the Company has, and will continue to invest its otherwise uninvested cash in (i) federal governmental or agency issued or guaranteed securities that mature in 15 months or less, (ii) repurchase agreements with banks with maturities of seven days or less, the underlying instruments of which are securities issued or guaranteed by the federal government, (iii) certificates of deposit which are insured by the Federal Deposit Insurance Corporation (the “FDIC”) with maturities of one year or less, up to the amount of the deposit insurance, (iv) deposit accounts in an FDIC insured bank subject to withdrawal restrictions of one year or less, up to the amount of deposit insurance or (v) certificates of deposit or deposit accounts in an FDIC insured bank in amounts in excess of the insured amount if the insured bank is deemed “well-capitalized” by the FDIC.

Investment Adviser

The Company has no investment adviser.

Competition

The Company competes with so-called “angel” investors, venture capital investment firms, other SBICs and non-traditional investors that, like the Company, take equity positions in small businesses. Some of its competitors invest in earlier stage companies that typically cannot pay dividends and interest on a current basis. These types of investments do not generally fit within the Company’s investment guidelines, but can offer attractive investment returns to the Company’s competitors who provide this type of financing. The Company also competes, to a limited extent, with commercial banks and commercial finance companies. Most of its competitors have substantially greater assets, capital and personnel resources than the Company. The Company believes that because of its size and structure it can tailor equity investment or loan terms to a portfolio company’s needs and circumstances better than many of its larger competitors. The Company also believes that it competes effectively on the basis of its reputation, responsiveness and the quality of its service in its timely analysis and decision-making processes.

Employees

The Company has six full-time employees. The Company has maintained, and intends to continue to maintain, low personnel overhead by extensively utilizing, in particular, the members of the Executive Committee and the members of its Board of Directors for business referrals, marketing, and investment analysis.

Investment Policies

The following policies of the Company with respect to the activities described below are matters of fundamental policy in accordance with Sections 8(b) and 13(a) of the Investment Act. These policies may not be changed without the approval of the lesser of (i) 67% of the Company’s shares present or represented at a shareholders’ meeting at which the holders of more than 50% of such shares are present or represented or (ii) more than 50% of the outstanding shares of the Company.

(1)	The Company is permitted to issue the maximum amount of SBA Debentures permitted by the SBA Act and SBA regulations.

(2)
The Company is permitted to borrow money only for the purpose of investing in, and making loans to, Small Business Concerns, as defined below. It is, however, permitted to finance the acquisition of capital assets used in its ordinary business operations.

(3)
The Company is not permitted to engage in the business of underwriting the securities of other issuers. It anticipates that substantially all of its investments in Small Business Concerns will be in securities that may not be sold to the public without registration, or an exemption from registration, under the Securities Act of 1933. The vast majority of the Company’s current equity investments in Small Business Concerns are so restricted.

(4)
The Company is prohibited from concentrating more than 25% of the value of its assets, determined at the time an investment is made, exclusive of U.S. government securities, in securities issued by companies engaged primarily in the same industry.

(5)
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

(6)	The Company is not permitted to engage in the purchase or sale of commodities or commodity contracts.

(7)
The Company is permitted to make loans and loans with equity features to, as well as equity investments in, Small Business Concerns to the extent allowed by the SBA Act and SBA regulations. The Company is also permitted to extend credit to shareholders to finance the purchase of its or their capital stock.

(8)	So long as the Company is licensed as an SBIC, it may only conduct those activities permitted by the SBA Act and SBA regulations and policies.

The Company’s policies with respect to the following matters are not fundamental policies and may be changed, subject to the SBA Act and SBA regulations, by the Company’s Executive Committee without shareholder approval.

(a)    The Company may make investments in equity and debt securities of Small Business Concerns as approved by the Executive Committee.

(b)    The Company has no strict policy regarding the percentage of its assets that may be invested in any specific type of security. The Company follows SBA regulations prohibiting investment in any single Small Business Concern and its affiliates exceeding 20% of the Company’s Regulatory Capital except with prior SBA approval.

(c)    The Company does not invest in companies for the purpose of exercising control of management and does not intend to do so in the future. Except where necessary to protect an investment, where there has been a breach of the financing agreements, where there has been a substantial change in the Small Business Concerns’ operation or when financing a start-up company, SBA regulations prohibit SBICs from controlling a Small Business Concern.

(d)    The Company does not invest in securities of other investment companies and does not intend to do so in the future.

(e)    The Company intends to hold its portfolio debt securities for a minimum of five years, to the extent required by SBA regulations or until maturity. It anticipates retaining its equity investments from five to seven years.

Determination of Net Asset Value

The Board of Directors has delegated to the Executive Committee the sole responsibility for determining the asset value of each of the Company’s equity investments and loans and of its portfolio in the aggregate. The Executive Committee determines the value of its portfolio companies quarterly, as soon as practicable after and as of the end of each calendar quarter. Investments are carried at fair value, as determined by the Executive Committee. The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the “Policy”). The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business. Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired. Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines. The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities. Discounts range from 15% to 40% for investment size and market liquidity concerns. Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy. The Company maintains custody of its investments as permitted by the Investment Act. Pursuant to SBA regulations, investments are deemed to be “fair value” if such values are determined by the Executive Committee in accordance with SBA valuation policy. This requirement is consistent with the procedure for determining fair value contained in the Investment Act. The Company’s policy is that equity investments be held for five to seven years and loans for a minimum of five years (as required by SBA regulations) or until maturity.

Executive Officers

The following table sets forth the names, addresses, ages and positions with the Company of all executive officers of the Company. Information concerning their principal occupation and background follows.

Name and Address	Age	Position and Offices With the Company
J. Alan Lindauer 300 East Main Street Suite 1380 Norfolk, VA 23510	63	President and Chief Executive Officer

Gerald T. McDonald 300 East Main Street Suite 1380 Virginia Beach, VA 23454	55	Chief Financial Officer, Secretary and Treasurer

Martin N. Speroni 300 East Main Street Suite 1380	37	Vice President and Director of Research

Norfolk, VA 23510

Lex W. Troutman 300 East Main Street Suite 1380 Norfolk, VA 23510	49	Vice President and Business Development Officer

J. Alan Lindauer has served as a director since July 1993 and as Chairman of the Executive Committee of the Company since December 1993 and since March 1994 as its President and Chief Executive Officer. Since 1986, Mr. Lindauer has been President of JTL, Inc., a business consulting firm. Mr. Lindauer is a Certified Management Consultant.

Gerald T. McDonald serves as Secretary, Treasurer and Chief Financial Officer of the Company effective February 1, 1998. During 1997, Mr. McDonald was Virginia Financial Manager of Branch Bank & Trust Corp. From 1987 through July 1996, Mr. McDonald was Chief Financial Officer of Commerce Bank

Martin N. Speroni has served as Director of Research since November 1998. Between 1993 and 1997 Mr. Speroni traded fixed income securities for Raymond James & Associates. Before that he was a financial analyst with Continental Grain Company, a New York based international conglomerate. Mr. Speroni holds an MBA from Columbia University and an M.A. from the University of South Florida.

Lex W. Troutman has served as a Business Development Officer since May 1998. From 1981 to 1992, he served as a Senior Vice President of Crestar Bank. From July 1992 to May 1998, he served as Principal of Meridian Investment Company, Inc., a business consulting firm. Mr. Troutman is a Certified Public Accountant.

Risk Factors

Readers of this Report should consider carefully the specific factors set forth below as well as the other information included in this Report. All statements and information in this Report, other than statements of historical fact, are forward-looking statements based on a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward-looking statements may be identified by the use of words like “believe,” “expect,” “intend,” “target” and “anticipate” and concern, among other things, the Company’s ability to identify profitable investments in small businesses, manage payment defaults, value its portfolio accurately and realize value from its investments in the securities of small businesses. Many phases of the Company’s operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company’s business, financial condition and results of operations. These factors include competitive pressures, local, regional and national economic conditions, governmental regulation and policies and other conditions affecting capital markets. The following factors should be carefully considered, together with other information in this Report.

Investments in Small, Privately Owned Companies.    The Company’s portfolio consists of equity and debt securities issued by small, privately owned businesses that, under SBA regulations, must have a tangible net worth of less than $18 million and average net income after federal income tax for the preceding two years of $6 million or less (computed without benefit of any carryover loss). Furthermore, 20% of the Company’s portfolio must consist of investments in smaller enterprises with a net worth of not more than $6 million and average net income after federal income tax for the preceding two years of $2 million or less (computed without benefit of any carryover loss). See “Regulation as an SBIC.” The Company’s equity investments in these small businesses have primarily been in the form of preferred stock or subordinated debt, coupled with warrants to acquire shares of common stock. There is generally no publicly available information about such companies, so the Company must rely on the diligence of its employees and agents to obtain information in connection with the Company’s investment decisions. Typically, small businesses depend for their success on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the Company’s business, financial condition and results of operations. Moreover, small businesses frequently have smaller product lines and market shares than their competitors, may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial variations in operating results. Many of the Company’s existing portfolio companies have experienced declining revenues and profits due to the current economic downturn. During fiscal 2002, the Company realized net losses of $3.2 million on companies held in its portfolio. During fiscal 2000 and 2001, the Company recorded an increase in its net unrealized depreciation of $2.4 million and $6.1 million, respectively, in portfolio company investments. Investment in small businesses therefore involves a high degree of business and financial risk, can result in substantial losses and should be considered highly speculative. See “Investment Policies.”

Payment Defaults.    Generally, the Company makes current-pay, dividend-bearing preferred stock investments in, and nonamortizing, five-year term loans with fixed or variable rates of interest to, small businesses that have limited financial resources and are able to obtain only limited financing from traditional sources. Its loans may or may not be secured by the assets of the borrower. A portfolio company’s ability to pay preferred stock dividends or to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, the death, disability or resignation of senior management, a downturn in its industry or negative economic conditions. During fiscal 2002, six portfolio companies defaulted on quarterly dividend payments and six portfolio companies defaulted on quarterly interest payments. A deterioration in a portfolio company’s financial condition and prospects usually will be accompanied by a deterioration in the value of its preferred stock or any collateral for a loan. As a holder of preferred stock, the Company is always subordinate to any indebtedness of the portfolio company and, when the Company is not the senior lender, any collateral for a loan will be subordinate to another lender’s security interest.

Limited Operating History.    The Company obtained its license from the SBA in May 1996 and made its first portfolio investment in October 1996. The vast majority of its investments have been made since the closing of its initial public offering in February 1998. Accordingly, its operating history is extremely limited. The Company continues to hold its equity positions, and anticipates holding them for an extended period of time. See “Investment Policies.” The Company has a very limited history of realized profits in its investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Determination of Net Asset Value.” Until recently, the Company has not operated in recessionary economic periods when the operating results of small business companies like those in the Company’s portfolio often are adversely affected.

Fluctuations in Quarterly Operating Results.    The Company has experienced, and expects to continue experiencing, quarterly variations in net operating income as a result of many factors. Accordingly, it is possible that the Company’s results of operations, including quarter to quarter results, will be below the expectations of public market analysts and investors. In addition, the Company plans its operating expenditures based on operating income forecasts, and an operating income shortfall below its forecasts in any quarter would likely adversely affect the Company’s business, financial condition and results of operations for the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.”

Valuation of Portfolio.    Typically, no public market exists for the equity or debt securities of small, privately owned companies. As a result, in the absence of readily ascertainable market values, the valuation of securities in the Company’s portfolio is made by the good faith determination of the Company’s Executive Committee in accordance with the SBA’s model valuation policy, which the Company has adopted. The estimated values may differ significantly from the values that would have been established had a ready market for the securities existed, and the differences could be material. Unlike commercial lending institutions, the Company does not establish reserves for investment losses, but revalues its portfolio on a quarterly basis to reflect the Company’s estimate of the current fair value of the investment portfolio. There can be no assurance that this estimate is accurate and that the Company will not ultimately suffer losses on its investments. The Company currently holds investments in three small publicly-held portfolio companies whose stock prices have been, and will likely continue to be, very volatile. This volatility impacts the Company’s overall valuation on a quarterly basis. See “Determination of Net Asset Value.”

Illiquidity of Portfolio Investments.    Most of the Company’s investments are, and will continue to be, securities acquired directly from small, privately owned companies. The Company’s portfolio securities are, and will continue to be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company’s portfolio securities may adversely affect its ability to dispose of such securities in a timely manner and at a fair price when necessary or advantageous.

Limited Public Market; Volatility of Stock Price.    The Company’s Common Stock is listed on the Nasdaq SmallCap Market under the symbol “WSCC.” Continued inclusion requires that the Company satisfy a minimum tangible net worth or net income standard and that the Common Stock satisfy minimum standards of public float, bid price and market makers. The Common Stock has been, and is expected to continue to be thinly traded with a significant differential between the bid and ask price and a highly volatile trading price that will be subject to wide fluctuations in response to factors, many of which are beyond the Company’s control. These may include fluctuations in the operating results of its portfolio companies, sales of the Common Stock in the marketplace, shortfalls in revenues, earnings or other operating results of the Company, general financial conditions and other factors. There can be no assurance that the market price of the Common Stock will not experience significant fluctuations that are material, adverse and unrelated to the Company’s performance.

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

Expansion.    Although the Company continues to consider new investment opportunities as they arise, as a result of the current downturn in the economy, the Company has elected to devote most of its management resources toward assisting its existing portfolio companies. However, as the economy improves, the Company intends to continue expanding its small business investment activities, both in size, and geographic scope, but not as quickly as in the past due to restrictions on available capital. In addition, it is investigating the possibility of restructuring its operations to enable it to pursue investment opportunities not available to SBICs because of regulatory constraints, as well as seeking to acquire SBIC-eligible investments from other investment funds. No assurance can be given that the Company will restructure its operations in this manner, or that if it does, that the restructuring will benefit shareholders. If the Company accomplishes these objectives, no assurance can be given that it will be able to develop sufficient administrative personnel, management and operating systems to manage its expansion effectively.

Competition.    A large number of institutions and individuals compete to make the types of investments made by the Company. There can be no assurance that the Company will be able to identify and make investments that satisfy its investment objectives or that it will be able to invest fully its available capital. The Company competes with other SBICs, other non-bank financial companies and, to a limited extent, commercial banks and venture capital investors and venture capital investment firms. Most of the Company’s competitors have greater resources and significantly more operating history.

Leverage.    An important aspect of the Company’s long term strategy in achieving investment returns is the use of SBA Debentures. Obtaining a license as an SBIC does not insure that the Company will be able to obtain funds from the SBA (“SBA Leverage”) in the amounts required to optimize investment returns. The amount of available SBA Leverage is determined by annual Congressional appropriations. While the Company’s management believes that adequate SBA Leverage will be available, there can be no assurance that there will be sufficient SBA Leverage available to satisfy the demands of the Company and other SBICs. In addition, given the Company’s current capital structure, it is unlikely that additional SBA Leverage will be available to the Company unless the Company is able to raise additional capital. Absent additional capital, it is unlikely that the Company will be able to continue to grow the size of its portfolio through additional investments at the rate it has over prior fiscal years.

The Company has currently issued $25.4 million of SBA Debentures. This issuance involves associated fixed costs. SBA Debentures require that interest be paid on a current basis and the income from the Company’s investments may not be sufficient to make the required payments. Leverage increases the risk of loss because increased operating revenues are needed to make required payments of interest on loans. As such, losses on a small percentage of the Company’s investments and loans can result in a much larger percentage reduction in shareholders’ equity. See “Business—SBA Leverage.”

Regulation as an SBIC.    As an SBIC, the Company is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. SBA regulations provide a variety of remedies if an SBIC fails to comply with these regulations. These remedies are graduated in severity depending on the severity of the SBIC’s financial condition or misconduct. In certain circumstances, the SBA may prohibit an SBIC from making new investments or distributions to shareholders, require the removal of one or more officers or directors or obtain the appointment of a receiver for the SBIC. It is likely that new regulations governing SBICs will be adopted in the future and the Company cannot offer any assurance that any such new regulations will not have a material adverse effect on the Company’s business and results of operations. Although the Company is not aware of any pending legislation to eliminate the SBA or restrict or terminate the specific program of the SBA in which the Company participates, any significant restrictions on funds available to the Company from the SBA may adversely affect the Company’s plans for future operations and growth.

Absence of Dividends.    The Company has not declared or paid any cash dividends in the past and does not expect to pay cash dividends in the foreseeable future. The Company currently intends to retain its future earnings, if any, to finance the development and expansion of its business. Any future dividend policy will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings and its financial condition and requirements.

Possible Issuance of Preferred Shares; Anti-Takeover Provisions.    The Company’s Articles of Incorporation authorize the Board of Directors to issue, without shareholder approval, 25,000 shares of preferred stock with voting, conversion and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. The Company presently has no plans or commitments to issue any shares of preferred stock. The issuance of preferred stock or of rights to purchase preferred stock, as well as certain provisions of the Company’s Articles of Incorporation and Virginia law, could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, make it less likely that shareholders receive a premium for their shares as a result of any such attempt and adversely affect the market price, and voting and other rights of the holders of Common Stock.

Item 2.    Properties

The Company currently leases approximately 3,418 square feet of space in Norfolk, Virginia. The Company believes that its Norfolk office is adequate for its current and near-term future requirements.

Item 3.    Legal Proceedings

The Company is a party to several legal actions which are ordinary, routine litigation incidental to its business. Additionally, the Company is seeking damages as a plaintiff in a lawsuit related to an investment by the Company in one of its portfolio companies. The Company believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended June 30, 2002.

PART II

The information required by Part II, Items 5, 6, 7 and 8 has been incorporated herein by reference to the Waterside Capital Corporation 2002 Annual Report as set forth below, in accordance with General Instruction G(2) of Form 10-K.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Since February 2, 1998, the Company’s Common Stock has traded on the Nasdaq SmallCap Market under the symbol “WSCC.” Share price information with respect to the Common Stock is set forth in the “Selected Quarterly Data” table included in the Annual Report, which is incorporated herein by reference.

As of August 30, 2002, there were approximately 546 holders of the Common Stock, including approximately 96 holders of record. No cash dividends have been paid with respect to the Common Stock since issuance. The Company has no current plans to pay any cash dividends relating to the Common Stock in the foreseeable future, although any dividends on the Common Stock will be at the sole discretion of the Company’s Board of Directors and will depend upon the Company’s profitability and financial condition, capital requirements, statutory restrictions, requirements of the SBA, future prospects and other factors deemed relevant by the Company’s Board of Directors. If any dividends are paid to the holders of Common Stock, all holders will share equally on a per share basis.

The Company has not issued any of its authorized preferred stock.

Item 6.    Selected Financial Data

Information included in the section entitled “Five-Year Summary of Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s business activities contain elements of risk. The Company considers the principal types of market risk to be: risk of lending and investing in small privately owned companies, valuation risk of portfolio, risk of illiquidity of portfolio investments and the competitive market for investment opportunities. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze the Company’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower. The Company is exposed to a degree of risk of public market price fluctuations as three of the Company’s twenty-nine investments are in thinly traded, small public companies, whose stock prices have been volatile. The other twenty-six investments are in private business enterprises. Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio of private business enterprises is subject to the estimate of the Company’s Executive Committee. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Company’s statement of operations as “Net unrealized gains (losses).” Each hypothetical 1% increase or decrease in value of the Company’s portfolio of equity securities of $27.6 million at June 30, 2002, and $33.7 million at June 30, 2001, would have resulted in unrealized gains or losses and would have changed net increase in stockholders’ equity resulting from operations for the year by 8% and 7%, respectively.

The Company’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders’ equity resulting from operations negligibly over a twelve-month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements of the Company, including notes thereto, are presented in the Annual Report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants

None.

PART III

With the exception of the equity compensation plan information contained in Item 12 below, the information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company’s 2002 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

The 2002 Proxy Statement has been filed within 120 days after the end of the Company’s 2002 fiscal year, as required by General Instruction G(3).

Item 10.    Directors and Executive Officers of the Registrant; Section 16(a)

Information relating to directors of the Company and compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2002 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled “Executive Officers of the Company” in Part I, Item 1, of this Form 10-K.

Item 11.    Executive Compensation

Information regarding compensation of officers and directors of the Company is set forth in the section entitled “Executive Compensation” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of certain of the Company’s securities is set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	142,860(1)	$6.693	69,140
Equity compensation plans not approved by security holders	—	—	—
Total	142,860(1)	$6.693	69,140

(1)
Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s 1998 Employee Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions with the Company is set forth in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report:

(1)	Financial Statements

The Financial Statements of the Company and the Auditor’s Report thereon, are incorporated herein by reference.

Financial Statements:

Independent Auditors Report of KPMG LLP

Balance Sheets at June 30, 2001 and 2002

Statements of Operations for the Years ended June 30, 2000, 2001 and 2002

Statements of Changes in Stockholders’ Equity for the Years ended June 30, 2000, 2001 and 2002

Statements of Cash Flows for the Years ended June 30, 2000, 2001 and 2002

Notes to Financial Statements

(2)	Financial Statement Schedule

The information required by Schedule I—Investments in Securities of Unaffiliated Issuers is included in the Schedule of Portfolio Investments which is an integral part of the financial statements. The information required by Schedule VII—Valuation and Qualifying Accounts is included in this report as Schedule VII.

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

(b)	Reports on Form 8-K (filed during the fourth quarter of 2002):

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERSIDE CAPITAL CORPORATION

By:	/s/ J. ALAN LINDAUER
J. Alan Lindauer President and Chief Executive Officer

Dated: September 27, 2002

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes, and appoints J. Alan Lindauer and Gerald T. McDonald, and each of them individually, his true and lawful attorney-in-fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.

Signature	Title	Date

/s/ J. ALAN LINDAUER J. Alan Lindauer	Director, President and Chief Executive Officer	September 27, 2002

/s/ JAMES E. ANDREWS James E. Andrews	Director	September 27, 2002

/s/ J. W. WHITING CHISMAN, JR. J. W. Whiting Chisman, Jr.	Director	September 27, 2002

/s/ ERIC L. FOX Eric L. Fox	Director	September 27, 2002

/s/ ROGER L. FROST Roger L. Frost	Director	September 27, 2002

/s/ MARVIN S. FRIEDBERG Marvin S. Friedberg	Director	September 27, 2002

/s/ ERNEST F. HARDEE Ernest F. Hardee	Director	September 27, 2002

/s/ HENRY U. HARRIS, III Henry U. Harris, III	Director	September 27, 2002

/s/ ROBERT I. LOW Robert I. Low	Director	September 27, 2002

/s/ PETER J. MEREDITH, JR. Peter J. Meredith, Jr.	Chairman of the Board and Director	September 27, 2002

/s/ CHARLES H. MERRIMAN, III Charles H. Merriman, III	Director	September 27, 2002

/s/ AUGUSTUS C. MILLER Augustus C. Miller	Director	September 27, 2002

/s/ JUAN M. MONTERO, II Juan M. Montero, II	Director	September 27, 2002

/s/ R. SCOTT MORGAN, SR. R. Scott Morgan, Sr.	Director	September 27, 2002

/s/ RICHARD G. ORNSTEIN Richard G. Ornstein	Director	September 27, 2002

/s/ JORDAN E. SLONE Jordan E. Slone	Director	September 27, 2002

/s/ GERALD T. MCDONALD Gerald T. McDonald	Chief Financial Officer (Principal Accounting and Financial Officer)	September 27, 2002

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Alan Lindauer, certify that:

1.    I have reviewed this annual report on Form 10-K of Waterside Capital Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ J. ALAN LINDAUER
President and Chief Executive Officer

I, Gerald T. McDonald, certify that:

1.    I have reviewed this annual report on Form 10-K of Waterside Capital Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ GERALD T. MCDONALD
Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

(a)    This annual report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)    The information contained in this annual report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. ALAN LINDAUER
President and Chief Executive Officer September 27, 2002

/s/ GERALD T. MCDONALD
Chief Financial Officer September 27, 2002

Independent Auditors’ Report on
Financial Statement Schedule

The Stockholders and Board of Directors
Waterside Capital Corporation:

Under date of August 23, 2002, we reported on the balance sheets of Waterside Capital Corporation, including the schedule of portfolio investments, as of June 30, 2001 and 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2002, which are incorporated by reference. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

August 23, 2002
Norfolk, Virginia

Schedule

Waterside Capital Corporation
Valuation and Qualifying Accounts
Years ended June 30, 2000, 2001 and 2002

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended June 30, 2000
Valuation allowance (included net in deferred tax asset) for deferred tax asset	$—	$—	$—	$—
Year ended June 30, 2001
Valuation allowance (included net in deferred tax asset) for deferred tax asset	$—	$2,492,000	$—	$2,492,000
Year ended June 30, 2002
Valuation allowance (included net in deferred tax asset) for deferred tax asset	$2,492,000	$2,295,000	$—	$4,787,000

EXHIBIT INDEX

Exhibit No.	Description

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

8
The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1
Employment Agreement, dated as of January 1, 2001, between the Registrant and J. Alan Lindauer, incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.

10.2
Employment Agreement, dated as of January 1, 2001, between the Registrant and Gerald T. McDonald, incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 8-K filed by the registrant on February 14, 2001.

10.3
Employment Agreement, dated as of January 1, 2002, between the Registrant and Martin N. Speroni, incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 8-K filed by the registrant on February 14, 2002.

10.4
Employment Agreement, dated as of January 1, 2002, between the Registrant and Lex W. Troutman, incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 8-K filed by the registrant on February 14, 2002.

10.5	1998 Employee Stock Option Plan, incorporated by reference to Exhibit B to the proxy statement on Form DEF 14A filed by the registrant on September 16, 1998.

*13	Annual Report to Shareholders.

*99.1
The Financial Statements and notes thereto which appear in Waterside Capital Corporation 2002 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated herein by reference.

*	Filed herewith.