Form 10-Q
period 2002-09-30
WATERSIDE CAPITAL CORP
filed 2002-11-15
CIK 924095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
SEPTEMBER 30, 2002

COMMISSION FILE NO.:   333-36709

WATERSIDE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1694665
(State of Incorporation)	(I.R.S. Employer Identification Number)

300 EAST MAIN STREET, SUITE 1380, NORFOLK, VIRGINIA	23510
(Address of principal executive office)	(Zip Code)

(757) 626-1111
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days.
Yes	☒	No	☐

As of September 30, 2002, the registrant had issued and outstanding 1,557,630 shares of Common Stock, $1.00 par value.

WATERSIDE CAPITAL CORPORATION
FORM 10-Q

Table of Contents

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Balance Sheets as of June 30, 2002 and September 30, 2002 (unaudited)

Statements of Operations for the Three Months Ended September 30, 2001 and 2002 (unaudited)

Statements of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2001 and 2002 (unaudited)

Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2002 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls Procedures

PART II.	OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

WATERSIDE CAPITAL CORPORATION

Unaudited Balance Sheets

June 30, 2002 and September 30, 2002

	June 30, 2002	September 30, 2002

Assets:
Investments in portfolio companies, at fair value (note 3):
Equity securities	$15,304,120	$15,258,164
Debt securities	8,463,170	8,494,434
Options and warrants	3,879,533	3,268,788

Total investments, cost of $35,349,098 and $32,371,690 at June 30, 2002 and September 30, 2002, respectively	27,646,823	27,021,386

Current assets:
Cash and cash equivalents	5,417,202	4,461,108
Current portion of dividends receivable	252,129	380,196
Interest receivable	98,586	165,470
Other receivable (note 4)	—	1,348,268
Prepaid expenses	89,190	76,654
Other current assets	—	25,914

Total current assets	5,857,107	6,457,610

Dividends receivable, excluding current portion	458,583	503,583
Notes receivable	229,452	229,452
Property and equipment, net	91,507	81,958
Deferred financing costs, net	797,897	780,259

Total assets	$35,081,369	$35,074,248

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,010	$5,466
Accrued interest	677,067	166,522
Accrued expenses	300,008	391,481
Deferred revenue	91,626	46,140

Total current liabilities	1,075,711	609,609
Debentures payable	25,400,000	25,400,000

Total liabilities	26,475,711	26,009,609

Stockholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized, 1,557,630 issued and outstanding at June 30, 2002 and September 30, 2002, respectively	1,557,630	1,557,630
Preferred stock, $1 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	14,570,319	14,570,319
Net unrealized depreciation on investments, net of income taxes	(7,702,275)	(5,350,304)
Undistributed accumulated earnings (deficit)	179,984	(1,713,006)

Total stockholders’ equity	8,605,658	9,064,639
Commitments and contingencies

Total liabilities and stockholders’ equity	$35,081,369	$35,074,248

Net asset value per common share	$5.52	$5.82

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three months ended September 30, 2001 and 2002

	2001	2002

Operating income:
Dividends	$600,516	$498,405
Interest on debt securities	405,748	347,462
Interest on cash equivalents	8,237	11,744
Fee and other income	167,512	3,181

Total operating income	1,182,013	860,792

Operating expenses:
Salaries and benefits	193,085	190,272
Legal and accounting	44,100	56,600
Interest expense	523,268	528,213
Other operating expenses	79,245	74,025

Total operating expenses	839,698	849,110

Recovery related to investee litigation, net (note 4)	—	615,018
Net operating income before income taxes	342,315	626,700
Income tax benefit	(76,000)	—

Net operating income	418,315	626,700
Realized loss on investments, net of income tax benefit of $670,000 for the three months ended September 30, 2001and $0 for the three months ended September 30, 2002	(1,094,985)	(2,519,690)
Change in unrealized appreciation on investments, net of income tax expense of $814,000 for the three months ended September 30, 2001 and $0 for the three months ended September 30, 2002	1,331,449	2,351,971

Net increase in stockholders’ equity resulting from operations	$654,779	$458,981

Net increase in stockholders’ equity resulting from operations per share - basic and diluted	$0.41	$0.29

Weighted average shares outstanding	1,581,430	1,557,630

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders’ Equity

Three months ended September 30, 2001 and 2002

	Common stock		Additional paid-in capital	Net unrealized depreciation on investments	Undistributed accumulated earnings	Total stockholders’ equity

	Shares	Amount

Balance at June 30, 2001	1,581,430	$1,581,430	$14,618,719	$(7,464,341)	$3,263,203	$11,999,011
Net operating income	—	—	—	—	418,315	418,315
Net realized loss on investments, net of income taxes	—	—	—	—	(1,094,985)	(1,094,985)
Change in net unrealized depreciation on investments, net of income taxes	—	—	—	1,331,449	—	1,331,449

Balance at September 30, 2001	1,581,430	$1,581,430	$14,618,719	$(6,132,892)	$2,586,533	$12,653,790

Balance at June 30, 2002	1,557,630	$1,557,630	$14,570,319	$(7,702,275)	$179,984	$8,605,658
Net operating income	—	—	—	—	626,700	626,700
Net realized loss on investments	—	—	—	—	(2,519,690)	(2,519,690)
Change in net unrealized depreciation on investments	—	—	—	2,351,971	—	2,351,971

Balance at September 30, 2002	1,557,630	$1,557,630	$14,570,319	$(5,350,304)	$(1,713,006)	$9,064,639

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Three months ended September 30, 2001 and 2002

	2001	2002

Cash flows from operating activities:
Net increase in stockholders’ equity resulting from operations	$654,779	$458,981
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash used in operating activities:
Unrealized appreciation on investments	(2,145,449)	(2,351,971)
Realized loss on investments	1,764,985	2,519,690
Accretion of preferred stock and loan investments	(172,364)	(97,532)
Depreciation and amortization	27,456	27,187
Deferred income tax expense	68,000	—
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Dividends receivable	(14,171)	(173,067)
Interest receivable	(52,024)	(66,884)
Other receivable	—	(865,018)
Prepaid expenses and other current assets	55,019	(13,378)
Accounts payable and accrued expenses	(544,105)	(420,616)
Deferred revenue	—	(45,486)

Net cash used in operating activities	(357,874)	(1,028,094)

Cash flows from investing activities:
Investments in debt securities made	(279,697)	—
Principal collected on debt securities	84,442	7,000
Issuance of note receivable	(87,842)	—
Proceeds from collection of note receivable	27,500	—
Proceeds from sales of investments	929,323	65,000

Net cash provided by investing activities	673,726	72,000

Net increase (decrease) in cash and cash equivalents	315,852	(956,094)
Cash and cash equivalents, beginning of year	1,089,386	5,417,202

Cash and cash equivalents, end of period	$1,405,238	$4,461,108

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$1,011,834	$1,021,220

Supplemental disclosure of noncash investing activity -
Recovery of investments (note 4)	$—	$483,250

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2002

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) as of September 30, 2002 and for the three month periods ended September 30, 2001 and 2002 are prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim periods, have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The Company’s balance sheet as of June 30, 2002 has been derived from the audited financial statements as of June 30, 2002.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s Form 10-K as of and for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors.  The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the Policy).  The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business.  Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired.  Equity securities of private companies are presumed to represent cost unless the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy

WATERSIDE CAPITAL CORPORATION

Notes to Unaudited Financial Statements

September 30, 2002

guidelines.  The fair value of equity securities of publicly traded companies are generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities.

Discounts can range from 0% to 40% for investment size and market liquidity concerns.  Actual liquidity discounts in the portfolio at September 30, 2002 ranged from 15% to 40%.  Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy.  The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations.  The financial statements include securities valued at $27,646,823 and $27,021,386 at June 30, 2002 and September 30, 2002 (78.8% and 77.0% of assets), respectively.  The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

(4)	Settlement of Investee Litigation

Litigation involving two former investees was settled during the three month period ended September 30, 2002, and the Company was awarded $1,418,268 in connection with the settlements.  Of this amount, $935,018 was considered to be a recovery of expenses related to this litigation and is reflected as a component of operating income net of the expenses incurred this quarter.  The remaining $483,250 was considered to be a recovery of the investment and is reflected as a component of the realized loss on the investment.

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and September 30, 2002

The Company’s investment portfolio at June 30, 2002 consisted of the following:

	Number of shares	Cost or contributed value	Fair value

Equity Securities:
Publicly Traded Companies:
Avery Communications, Inc. Preferred Stock	1,250,000	$1,250,000	$1,250,000
Netplex Group, Inc. Common Stock	66,400	464,800	2,058
Netplex Group, Inc. Preferred Stock	500,000	500,000	500,000
Primal Solutions, Inc. Common Stock	200,000	4,000	6,800
Private Companies:
Real Time Data Management Services, Inc. Preferred Stock	125	115,000	100,000
Delta Education Systems, Inc. Preferred Stock	400	400,000	400,000
Diversified Telecom, Inc. Preferred Stock (a)	1,500	1,500,000	508,512
Crispies, Inc. Preferred Stock	400	399,440	399,440
Triangle Biomedical Sciences Common Stock (b)	54,743	223,738	268,256
Triangle Biomedical Sciences Preferred Stock (b)	2,200	2,144,272	2,144,272
EPM Development Systems Corp. Preferred Stock	1,500	1,497,487	1,497,487
Fire King International Preferred Stock	2,000	2,000,000	2,000,000
CCT Holdings (formerly SECC) Common Stock	840,000	60	60
Eton Court Asset Management, Ltd. Preferred Stock (a)	1,000	987,277	—
Fairfax Publishing Co., Inc. Preferred Stock	600	580,448	580,448
Digital Square, Inc. Convertible Preferred Stock (a)	1,210,739	1,513,425	—
Answernet, Inc. Preferred Stock	1,085	728,997	728,997
Capital Markets Group, Inc. Preferred Stock (a)	1,500	1,500,000	—
Jubilee Tech International, Inc. Convertible Preferred Stock (a)	2,200,000	2,049,947	2,049,947
VentureCom, Inc. Convertible Preferred Stock	278,164	2,000,000	2,000,000
Phoenix Fabrications, Inc. Preferred Stock (a)	400	283,229	—
AmeriComm Direct Marketing LLC Preferred Stock	27,696	28	28
Signius Investment Corporation Common Stock (b)	2,059	332,595	586,815
Wireless Systems Engineering, Inc. Common Stock (c)	8,000	2,350,000	281,000

Total equity securities		22,824,743	15,304,120

	Maturity	Cost or contributed value	Fair value

Debt Securities:
Avery Communications, Inc. Convertible Note	12/31/06	$680,681	$680,681
Diversified Telecom, Inc. (a)	10/13/03	69,250	69,250
Diversified Telecom, Inc. (a)	5/19/02	131,238	131,238
Fire King International	Demand	550,000	550,000
TABET Manufacturing Co., Inc.	12/31/04	332,819	332,819
National Assisted Living, LP (a)	12/31/04	835,880	—
New Dominion Pictures LLC	6/10/06	848,812	848,812
Mayfair Enterprises, Inc.	3/31/05	816,923	816,923
Digital Square, Inc. (a)	Demand	289,250	—
Phoenix Fabrications, Inc. (a)	9/8/05	379,038	—
AmeriComm Direct Marketing LLC	12/29/05	750,000	750,000
Triangle Biomedical Sciences (b)	6/30/05	187,101	187,101
Triangle Biomedical Sciences (b)	6/30/05	358,916	358,916
Triangle Biomedical Sciences (b)	12/21/05	200,000	200,000
Jubilee Tech International, Inc. (a)	3/21/02	125,000	125,000
Netplex Group, Inc.	5/1/06	500,000	500,000
Netplex Group, Inc.	7/1/06	733,290	733,290
Eton Court Asset Management, Ltd. (a)	5/18/04	541,246	541,246
Caldwell/VSR, Inc.	12/16/06	1,637,894	1,637,894

Total debt securities		9,967,338	8,463,170

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and September 30, 2002

	Number of shares	Percentage ownership	Cost or contributed value	Fair value

Stock Options and Warrants:
Private Companies:
Diversified Telecom, Inc.	8,998	15.00	$—	$—
Crispies, Inc.	56,250	12.00	2,800	4,800
EPM Development Systems Corp.	201	7.60	11,600	1,177,415
Fire King International	67	4.00	—	—
Fire King Security Products, LLC	—	4.00	—	—
Image Vault, LLC	—	4.00	—	—
Eton Court Asset Management, Ltd.	21,848	18.50	34,700	—
Fairfax Publishing Co., Inc.	1,026	20.30	123,238	426,638
ISR Solutions, Inc.	534,167	2.25	11,744	801,745
Digital Square, Inc.	150,000	—	75,000	—
Answernet, Inc.	69,837	16.50	268,615	643,615
TABET Manufacturing Co., Inc.	487,500	19.50	175,400	175,400
National Assisted Living, LP	—	15.00	667,000	—
Capital Markets Group, Inc.	2,294,118	15.00	—	—
Jubilee Tech International, Inc.	400,000	1.60	240,000	—
VentureCom, Inc.	38,943	0.37	—	—
New Dominion Pictures LLC	—	9.00	464,650	464,650
Phoenix Fabrications, Inc.	—	25.00	297,000	—
Caldwell/VSR, Inc.	—	5.75	95,270	95,270
Mayfair Enterprises, Inc.	—	22.30	90,000	90,000

Total options and warrants			2,557,017	3,879,533

Total investments			$35,349,098	$27,646,823

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and September 30, 2002

The Company’s investment portfolio at September 30, 2002 consisted of the following:

	Number of shares	Cost or contributed value	Fair value

Equity Securities:
Publicly Traded Companies:
Avery Communications, Inc. Preferred Stock	1,250,000	$1,250,000	$1,250,000
Netplex Group, Inc. Common Stock	66,400	464,800	1,394
Netplex Group, Inc. Preferred Stock	500,000	500,000	500,000
Primal Solutions, Inc. Common Stock	200,000	4,000	4,800
Private Companies:
Real Time Data Management Services, Inc. Preferred Stock	125	115,000	100,000
Delta Education Systems, Inc. Preferred Stock	400	400,000	400,000
Diversified Telecom, Inc. Preferred Stock (a)	1,500	1,500,000	508,512
Crispies, Inc. Preferred Stock	400	399,580	399,580
Triangle Biomedical Sciences Common Stock (b)	54,743	223,738	268,256
Triangle Biomedical Sciences Preferred Stock (b)	2,200	2,145,829	2,145,829
EPM Development Systems Corp. Preferred Stock	1,500	1,498,067	1,498,067
Fire King International Preferred Stock	2,000	2,000,000	2,000,000
Eton Court Asset Management, Ltd. Preferred Stock (a)	1,000	987,277	—
Fairfax Publishing Co., Inc. Preferred Stock	600	582,892	582,892
Digital Square, Inc. Convertible Preferred Stock (a)	1,210,739	1,513,425	—
Answernet, Inc. Preferred Stock	1,085	706,901	706,901
Jubilee Tech International, Inc. Convertible Preferred Stock (a)	2,200,000	2,061,590	2,061,590
VentureCom, Inc. Convertible Preferred Stock	278,164	2,000,000	2,000,000
Phoenix Fabrications, Inc. Preferred Stock (a)	400	283,229	—
AmeriComm Direct Marketing LLC Preferred Stock	27,696	28	28
Signius Investment Corporation Common Stock (b)	2,059	332,595	586,815
Wireless Systems Engineering, Inc. Common Stock (c)	8,000	2,350,000	243,500

Total equity securities		21,318,951	15,258,164

	Maturity	Cost or contributed value	Fair value

Debt Securities:
Avery Communications, Inc. Convertible Note	12/31/06	$680,681	$680,681
Diversified Telecom, Inc. (a)	10/13/03	62,250	62,250
Diversified Telecom, Inc. (a)	5/19/02	131,238	131,238
Fire King International	Demand	550,000	550,000
TABET Manufacturing Co., Inc.	12/31/04	341,205	341,205
New Dominion Pictures LLC	6/01/06	868,060	868,060
Mayfair Enterprises, Inc.	Demand	823,846	823,846
Digital Square, Inc. (a)	9/15/05	289,250	—
Phoenix Fabrications, Inc. (a)	9/8/05	379,038	—
AmeriComm Direct Marketing LLC	12/29/05	750,000	750,000
Triangle Biomedical Sciences (b)	6/30/05	187,101	187,101
Triangle Biomedical Sciences (b)	6/30/05	358,916	358,916
Triangle Biomedical Sciences (b)	12/21/05	200,000	200,000
Jubilee Tech International, Inc. (a)	3/21/02	125,000	125,000
Netplex Group, Inc.	5/1/06	500,000	500,000
Netplex Group, Inc.	7/1/06	733,290	733,290
Eton Court Asset Management, Ltd. (a)	5/18/04	541,246	541,246
Caldwell/VSR, Inc.	12/16/06	1,641,601	1,641,601

Total debt securities		9,162,722	8,494,434

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and September 30, 2002

	Number of shares	Percentage ownership	Cost or contributed value	Fair value

Stock Options and Warrants:
Private Companies:
Diversified Telecom, Inc.	8,998	15.00	$—	$—
Crispies, Inc.	56,250	12.00	2,800	4,800
EPM Development Systems Corp.	201	7.60	11,600	1,177,415
Fire King International	67	4.00	—	—
Fire King Security Products, LLC	—	4.00	—	—
Image Vault, LLC	—	4.00	—	—
Eton Court Asset Management, Ltd.	21,848	18.50	34,700	—
Fairfax Publishing Co., Inc.	1,026	20.30	123,238	426,638
ISR Solutions, Inc.	534,167	2.25	11,744	150,000
Digital Square, Inc.	150,000	—	75,000	—
Answernet, Inc.	69,837	16.50	268,615	684,615
TABET Manufacturing Co., Inc.	487,500	19.50	175,400	175,400
Capital Markets Group, Inc.	2,294,118	15.00	—	—
Jubilee Tech International, Inc.	400,000	1.60	240,000	—
VentureCom, Inc.	38,943	0.37	—	—
New Dominion Pictures LLC	—	9.00	464,650	464,650
Phoenix Fabrications, Inc.	—	25.00	297,000	—
Caldwell/VSR, Inc.	—	5.75	95,270	95,270
Mayfair Enterprises, Inc.	—	22.30	90,000	90,000

Total options and warrants			1,890,017	3,268,788

Total investments			$32,371,690	$27,021,386

(a)     This entity is in arrears with respect to dividend/interest payments.

(b)     This entity is considered an affiliate of the Company.

(c)     This entity is considered a controlled entity of the Company.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     •          General

Waterside Capital Corporation (“Waterside” or the “Company”) is a specialty finance company located in Norfolk, Virginia.  The Company invests in equity and debt securities to finance the growth, expansion and modernization of small private businesses, primarily in the Mid-Atlantic Region.  The Company was formed in 1993 as the Eastern Virginia Small Business Investment Corporation.  Through June 30, 1996, the Company operated as a development stage company focused primarily on preparation to commence operation.  The Company was licensed in 1996 by the Small Business Administration (SBA) as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958.  In October 1996 the Company made its first portfolio investment.  In January 1998 the Company completed its Initial Public Offering (IPO) to raise additional equity to support its growth strategy.

The majority of the Company’s operating income is derived from dividend and interest income on portfolio investments and application and processing fees related to investment originations.  The remaining portion of the Company’s operating income comes from interest earned on cash equivalents.  The Company’s operating expenses primarily consist of interest expense on borrowings and payroll and other expenses incidental to operations.  Waterside currently has 6 full time employees.

     •          Results of Operations

Comparison of Three Months Ended September 30, 2002 and September 30, 2001

For the three months ended September 30, 2002, total operating income was $861,000 compared to $1,182,000 reported during the same period of 2001, a decrease of $321,000 or 27.2%.  The decrease in operating income is due to a combination of the following:

•	Managements decision to discontinue the accrual of dividend and interest income on an increased number of investments due to the uncertainty of collection of the income
•

Redemption or repayment of a number of performing investments resulting in the reduction in rates earned on the investment of the Company’s assets from approximately 12% to the current rates earned on temporary cash equivalent investments of approximately 1.5%.  The Company’s cash position increased from $1.4 million at September 30, 2001 to $4.5 million at September 30, 2002 due to the redemptions and repayments.

•	Fee income for the three months ended September 30, 2001 included a late fee of $75,000 on a delinquent investment that was earned during the quarter.

The Company’s quarterly operating income for the three months ended September 30, 2002 consisted of dividends of $498,000, interest on debt securities of $347,000, interest on cash equivalents of $12,000 and fee and other income of $3,000.   For the comparable period of 2001 quarterly operating income consisted of dividends of $601,000, interest on debt securities of $406,000, interest on cash equivalents of $8,000 and fee income of $168,000.

Total operating expenses were $849,000 for the three months ended September 30, 2002, which is consistent with the $840,000 reported for the three months ended September 30, 2001.  Total operating expenses for the three months ended September 30, 2002 consisted of interest expense of $528,000, salaries and benefits of $190,000, legal and accounting expenses of $57,000 and other operating expenses of $74,000.   For the three months ended September 30, 2001 total operating expenses consisted of interest expense of $523,000, salaries and benefits of $193,000, legal and accounting expenses of $44,000 and other operating expenses of $79,000.

During the quarter ended September 30, 2002, litigation involving two former investees was settled for $1,418,000.  As a result, a recovery of $615,000 of legal and other expenses associated with the litigation, net of expenses incurred in the first quarter of 2003 was recorded in net operating income during the quarter.

The Company’s net operating income was $627,000 for the three month ended September 30, 2002 compared to $418,000 reported for the three months ended September 30, 2001.

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

The realized losses on investments recognized during the quarter ended September 30, 2002 were due to the realization of the previously recorded unrealized losses on two investments related to the litigation settled during the first quarter of 2003.  The losses consisted of $1,480,000 related to the Capital Markets Group, Inc. investment and $1,040,000 related to the National Assisted Living investment.  The realized loss on investments, net of income tax benefit, of $1,095,000 for the three months ended September 30, 2001 was primarily due to the realization of the previously recorded unrealized loss related to Tangent Solutions, Inc, (Formerly named Electronic Business Systems, Inc and Triangle Imaging Group, Inc.)  The realization was due to a bankruptcy ruling.

The change in unrealized appreciation on investments of $2,352,000 for the three months ended September 30, 2002 was due to a combination of the reversal of unrealized depreciation related to the previously mentioned realized loss of the Capital Markets Group, Inc. investment and the National Assisted Living investment.  The Company additionally recognized unrealized losses of $652,000 due to the revaluation of stock warrants held in ISR Solutions, Inc.  The change in unrealized appreciation on investments, net of taxes, of $1,331,000 for the three months ended September 30, 2001 was due to a combination of the reversal of unrealized depreciation related to the Tangent Solutions, Inc. realized loss and the recognition of $540,000 of unrealized appreciation related to the Netplex Group, Inc investment.

The net increase in stockholders’ equity resulting from operations of $459,000 or $.29 per share for the three months ended September 30, 2002, compared to an increase of $655,000 or $.41 per share, for the comparable three months ended September 30, 2001 is due to the items noted above.

     •          Financial Condition, Liquidity And Capital Resources

At September 30, 2002, the Company’s investment portfolio totaled $27.0 million compared with the $27.6 million reported at June 30, 2002.  For the three months ended September 30, 2002, the Company funded no new investments and received payments and proceeds from sales of investments of $72,000.  For the comparable three months ended September 30, 2001, the Company funded $280,000 in new investments and received proceeds of $1,014,000 from sales of investments and principal collected on debt securities.

Net asset value per common share increased to $5.82 per share at September 30, 2002, from $5.52 per share reported at June 30, 2002.

During the three months ended September 30, 2002, the net cash used in operating activities was $1,028,000 compared to the $358,000 used during the three months ended September 30, 2001.  This increase in cash used in operating activities is due to the decline in dividend and interest income as a result of the increased number of non-performing investments and the redemption or repayment of some performing investments.  In addition, during the three months ended September 30, 2002, the Company incurred and paid certain legal and other expenses related to the litigation involving two former investees but the Company did not receive settlement proceeds from this litigation until after September 30, 2002.  The net cash provided by investing activities was $72,000 for the three months ended September 30, 2002 as compared to the $674,000 provided during three months ended September 30, 2001.  This fluctuation is primarily due to proceeds from the sale of investments and principal collected on debt securities of $1,014,000, partially offset by new investments made of $280,000 during the three months ended September 30, 2001 compared to proceeds from the sale of investments and principal collected on debt securities of $72,000 and no investments made during the three months ended September 30, 2002.  There were no cash flows provided by financing activities for the three months ending September 30, 2002 or 2001.

     •          Quantitative and Qualitative Disclosure About Market Risk

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

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower.  The Company is exposed to a degree of risk of public market price fluctuations as three of the Company’s twenty-five investments are in thinly traded, small public companies, whose stock prices have been volatile.  The other twenty-two investments are in private business enterprises.  Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio of private business enterprises is subject to the estimate of the Company’s Executive Committee.  In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in estimated value are recorded in the Company’s statement of operations as “Change in unrealized appreciation (depreciation) on investments.”  Each hypothetical 1% increase or decrease in value of the Company’s portfolio of equity securities of $27.0 million at September 30, 2002 would have resulted in unrealized gains or losses and would have changed net increase in stockholders’ equity resulting from operations for the quarter by $270,000.

The Company’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders’ equity resulting from operations negligibly over a three-month horizon.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

     •          Forward-Looking Statements

Included in this report and other written and oral information by management from time to time, including reports to shareholders, quarterly and semi-annual shareholder letters, filings with the Commission, news releases and investor presentations, are forward-looking statements about business objectives and strategies, market potential, the Company’s ability to expand the geographic scope of its investments, the quality of the Company’s due diligence efforts, its financing plans, its vendors, suppliers, and portfolio companies, future financial performance and other matters that reflect management’s expectations as of the date made.

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of risks and uncertainties.  It is possible that the assumptions made by management – including, but not limited to, the average maturity of our investments, the potential to realize investment gains as these investments mature, investment opportunities, results, performance or expectations – may not materialize.  Actual results may differ materially from those projected or implied in any forward-looking statements.  In addition to the above factors, other important factors that may affect the company’s performance include:  the risks associated with the performance of the Company’s portfolio companies, dependencies on key employees, interest rates, the level of economic activity, and competition, as well as other risks described from time to time in the Company’s filings with the Securities Exchange Commission, press releases, and other communications.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4.  Controls Procedures

          (a)   Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

          (b)   There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 13th day of November 2002.

WATERSIDE CAPITAL CORPORATION

By	/s/ J. ALAN LINDAUER

J. Alan Lindauer President and Principal Executive Officer

By	/s/ GERALD T. MCDONALD

Gerald T. McDonald Principal Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

          (a)        This quarterly report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

        (b)        The information contained in this quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

By	/s/ J. ALAN LINDAUER

President and Chief Executive Officer November 13, 2002

By	/s/ GERALD T. MCDONALD

Chief Financial Officer November 13, 2002

          I, J. Alan Lindauer, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of Waterside Capital Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ J. ALAN LINDAUER

President & Chief Executive Officer

          I, Gerald T. McDonald, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Waterside Capital Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ GERALD T. McDONALD

Chief Financial Officer