Form 10-Q
period 2002-12-31
WATERSIDE CAPITAL CORP
filed 2003-02-14
CIK 924095

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
DECEMBER 31, 2002

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

          As of December 31, 2002, the registrant had issued and outstanding 1,552,630 shares of Common Stock, $1.00 par value.

WATERSIDE CAPITAL CORPORATION
FORM 10-Q

WATERSIDE CAPITAL CORPORATION

Unaudited Balance Sheets

June 30, 2002 and December 31, 2002

	June 30, 2002	December 31, 2002

Assets:
Investments in portfolio companies, at fair value (note 3):
Equity securities	$15,304,120	$15,169,369
Debt securities	8,463,170	10,427,806
Options and warrants	3,879,533	3,362,707

Total investments, cost of $35,349,098 and $34,596,833 at June 30, 2002 and December 31, 2002, respectively	27,646,823	28,959,882

Current assets:
Cash and cash equivalents	5,417,202	3,970,682
Current portion of dividends receivable	252,129	337,531
Interest receivable	98,586	101,447
Prepaid expenses and other current assets	89,190	100,277

Total current assets	5,857,107	4,509,937

Dividends receivable, excluding current portion	458,583	548,583
Notes receivable	229,452	268,496
Property and equipment, net	91,507	72,409
Deferred financing costs, net	797,897	762,499

Total assets	$35,081,369	$35,121,806

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,010	$2,875
Accrued interest	677,067	677,067
Accrued expenses	300,008	137,182
Deferred revenue	91,626	48,621

Total current liabilities	1,075,711	865,745
Debentures payable	25,400,000	25,400,000

Total liabilities	26,475,711	26,265,745

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 1,557,630 shares and 1,552,630 shares at June 30, 2002 and December 31, 2002, respectively	1,557,630	1,552,630
Preferred stock, $1 par value. Authorized 25,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	14,570,319	14,561,319
Net unrealized depreciation on investments, net of income taxes	(7,702,275)	(5,636,951)
Undistributed accumulated earnings (deficit)	179,984	(1,620,937)

Total stockholders’ equity	8,605,658	8,856,061

Commitments and contingencies
Total liabilities and stockholders’ equity	$35,081,369	$35,121,806

Net asset value per common share	$5.52	$5.70

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Operations

Three Months and Six Months ended December 31, 2001 and 2002

	Three Months ended December 31,		Six Months ended December 31,

	2001	2002	2001	2002

Operating income:
Dividends	$519,621	$401,745	$1,120,137	$900,150
Interest on debt securities	252,230	307,811	657,978	655,273
Interest on cash equivalents	9,146	12,175	17,383	23,919
Fee and other income	71,795	205,990	239,307	209,171

Total operating income	852,792	927,721	2,034,805	1,788,513

Operating expenses:
Salaries and benefits	176,306	182,281	369,391	372,553
Legal and accounting	44,100	86,600	88,200	143,200
Interest expense	526,995	528,336	1,050,263	1,056,549
Other operating expenses	68,209	76,835	147,454	150,860

Total operating expenses	815,610	874,052	1,655,308	1,723,162

Recovery related to investee litigation, net (note 4)	—	—	—	615,018
Net operating income (loss) before income taxes	37,182	53,669	379,497	680,369
Income tax expense	76,000	—	—	—

Net operating income (loss)	(38,818)	53,669	379,497	680,369
Realized gain (loss) on investments, net of income tax expense of $670,000 and $0 for the three months ended December 31, 2001 and 2002, respectively, and $0 for the six months ended December 31, 2001 and 2002	(222,778)	38,400	(1,317,763)	(2,481,290)
Change in unrealized appreciation (depreciation) on investments, net of income tax expense (benefit) of $(302,000) and $0 for the three months ended December 31, 2001 and 2002, respectively and $512,000 and $0 for the six months ended December 31, 2001and 2002, respectively	(1,706,162)	(286,647)	(374,713)	2,065,324

Net increase (decrease) in stockholders’ equity resulting from operations	$(1,967,758)	$(194,578)	$(1,312,979)	$264,403

Net increase (decrease) in stockholders’ equity resulting from operations per share - basic and diluted	$(1.24)	$(0.13)	$(0.83)	$0.17

Weighted average shares oustanding	1,581,430	1,556,108	1,581,430	1,556,869

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Changes in Stockholders’ Equity

Six Months ended December 31, 2001 and 2002

	Common stock		Additional paid-in capital	Net unrealized depreciation on investments	Undistributed accumulated earnings	Total stockholders’ equity

	Shares	Amount

Balance at June 30, 2001	1,581,430	$1,581,430	$14,618,719	$(7,464,341)	$3,263,203	$11,999,011
Net operating income	—	—	—	—	379,497	379,497
Net realized loss on investments, net of income taxes	—	—	—	—	(1,317,763)	(1,317,763)
Change in net unrealized depreciation on investments, net of income taxes	—	—	—	(374,713)	—	(374,713)

Balance at December 31, 2001	1,581,430	$1,581,430	$14,618,719	$(7,839,054)	$2,324,937	$10,686,032

Balance at June 30, 2002	1,557,630	$1,557,630	$14,570,319	$(7,702,275)	$179,984	$8,605,658
Net operating income	—	—	—	—	680,369	680,369
Repurchase of outstanding stock	(5,000)	(5,000)	(9,000)	—	—	(14,000)
Net realized loss on investments	—	—	—	—	(2,481,290)	(2,481,290)
Change in net unrealized depreciation on investments	—	—	—	2,065,324	—	2,065,324

Balance at December 31, 2002	1,552,630	$1,552,630	$14,561,319	$(5,636,951)	$(1,620,937)	$8,856,061

See accompanying notes to financial statements.

WATERSIDE CAPITAL CORPORATION

Unaudited Statements of Cash Flows

Six months ended December 31, 2001 and 2002

	2001	2002

Cash flows from operating activities:
Net increase (decrease) in stockholders’ equity resulting from operations	$(1,312,979)	$264,403
Adjustments to reconcile net decrease in stockholders’ equity resulting from operations to net cash provided by operating activities:
Unrealized appreciation on investments	(137,287)	(2,065,324)
Realized loss on investments	1,317,763	2,481,290
Accretion of preferred stock and loan investments	(250,275)	(201,848)
Depreciation and amortization	55,255	54,496
Deferred income tax expense	512,000	—
Changes in assets and liabilities increasing (decreasing) cash flows from operating activities:
Dividends receivable	40,742	(194,152)
Interest receivable	(30,683)	(821)
Refundable income taxes	443,712	—
Prepaid expenses and other current assets	67,291	(11,087)
Accounts payable and accrued expenses	(226,762)	(166,961)
Deferred revenue	19,417	(43,005)

Net cash provided by operating activities	498,194	116,991

Cash flows from investing activities:
Recovery of investments (note 4)	—	483,250
Investments in equity securities made	—	(250,000)
Investments in debt securities made	(2,661,258)	(1,970,315)
Principal collected on debt securities	1,563,454	16,000
Issuance of note receivable	(87,842)	—
Proceeds from collection of note receivable	28,379	1,554
Proceeds from sales of investments	3,275,711	170,000

Net cash provided by (used in) investing activities	2,118,444	(1,549,511)

Cash flows from financing activity - Repurchase of stock	—	(14,000)

Net increase (decrease) in cash and cash equivalents	2,616,638	(1,446,520)

Cash and cash equivalents, beginning of period	1,089,386	5,417,202

Cash and cash equivalents, end of period	$3,706,024	$3,970,682

Supplemental disclosure of cash flow information - Cash paid during the period for interest	$1,011,834	$1,021,151

Supplemental disclosure of noncash investing activities:
In October 2002, the Company sold stock warrants with a cost of $2,199 in exchange for a $60,000 note, resulting in a realized gain of $57,801.

In October 2002, the Company acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. in exchange for the cancellation of certain debt and equity securities, with accrued interest and dividends thereon of $16,710, totaling $1.75 million. Those net assets were then sold to Lakeview Technology Solutions, Inc. in exchange for debt and equity securities totaling $1.75 million.

During the first quarter of fiscal year 2002, the Company’s preferred stock in an investment was settled in exchange for a note receivable through a bankruptcy proceeding. In the second quarter of fiscal year 2003, the remaining note, in the amount of $19,402, was written off as a realized loss.

See accompanying notes to financial statements.

Notes to Unaudited Financial Statements

December 31, 2002

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements of Waterside Capital Corporation (the Company) as of December 31, 2002 and for the three- and six-month periods ended December 31, 2001 and 2002 are prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of financial statements for the interim periods, have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The Company’s balance sheet as of June 30, 2002 has been derived from the audited financial statements as of June 30, 2002.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s Form 10-K as of and for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

Investments are carried at fair value, as determined by the Executive Committee of the Board of Directors.  The Company, through its Board of Directors, has adopted the Model Valuation Policy, as published by the SBA, in Appendix III to Part 107 of Title 12 of the Code of Federal Regulations (the Policy).  The Policy, among other things, presumes that loans and investments are acquired with the intent that they are to be held until maturity or disposed of in the ordinary course of business.  Except for interest-bearing securities which are convertible into common stock, interest-bearing securities are valued at an amount not greater than cost, with unrealized depreciation being recognized when value is impaired.  Equity securities of private companies are presumed to represent cost unless

Notes to Unaudited Financial Statements

December 31, 2002

the performance of the portfolio company, positive or negative, indicates otherwise in accordance with the Policy guidelines.  The fair value of equity securities of publicly traded companies is generally valued at their quoted market price discounted due to the investment size or market liquidity concerns and for the effect of restrictions on the sale of such securities.

Discounts can range from 0% to 40% for investment size and market liquidity concerns.  Actual liquidity discounts in the portfolio at December 31, 2002 ranged from 15% to 40%.  Discounts for restriction on the sale of the investments are 15% in accordance with the provisions of the Policy.  The Company maintains custody of its investments as permitted by the Investment Company Act of 1940.

Investments consist primarily of preferred stock and debt securities obtained from portfolio companies in accordance with SBIC investment regulations.  The financial statements include securities valued at $27,646,823 and $28,959,882 at June 30, 2002 and December 31, 2002 (78.8% and 82.5% of assets), respectively.  The valuation process completed by management includes estimates made by management and the Executive Committee in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences could be material.

(4)	Settlement of Investee Litigation

Litigation involving two former investees was settled during the three-month period ended September 30, 2002. The Company was awarded $1,418,268 in connection with the settlements. Of this amount, $935,018 was considered to be a recovery of expenses related to this litigation and is reflected as a component of operating income net of the expenses incurred during the quarter. The remaining $483,250, subsequently collected during the three-month period ended December 31, 2002, was considered to be a recovery of the investment and is reflected as a component of the realized loss on investments.

(5)	Guarantee

In December 2002, the Company entered into a guarantee agreement related to its investment in Lakeview Technology Solutions, Inc. (Lakeview). Under the agreement, the Company guarantees up to $200,000 of payables to a vendor of Lakeview. The maximum amount of potential future payment under the agreement is $200,000.  The vendor is entitled to require the Company to make payments under the guarantee agreement when notified that the Lakeview payable is past due.  In exchange for the guarantee, the Company charged Lakeview a fee of $4,550, and reduced the availability under Lakeview’s line of credit agreement with the Company by $200,000.

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and December 31, 2002

The Company’s investment portfolio at June 30, 2002 consisted of the following:

Equity Securities:	Number of shares	Cost or contributed value	Fair value

Publicly Traded Companies:
Avery Communications, Inc. Preferred Stock	1,250,000	$1,250,000	$1,250,000
Netplex Group, Inc. Common Stock	66,400	464,800	2,058
Netplex Group, Inc. Preferred Stock	500,000	500,000	500,000
Primal Solutions, Inc. Common Stock	200,000	4,000	6,800
Private Companies:
AmeriComm Direct Marketing LLC Preferred Stock	27,696	28	28
Answernet, Inc. Preferred Stock	385	267,912	267,912
Answernet, Inc. Preferred Stock	700	461,085	461,085
Capital Markets Group, Inc. Preferred Stock (a)	1,500	1,500,000	—
CCT Holdings (formerly SECC) Common Stock	840,000	60	60
Crispies, Inc. Preferred Stock	400	399,440	399,440
Delta Education Systems, Inc. Preferred Stock	400	400,000	400,000
Digital Square, Inc. Convertible Preferred Stock (a)	1,210,739	1,513,425	—
Diversified Telecom, Inc. Preferred Stock (a)	1,500	1,500,000	508,512
EPM Development Systems Corp. Preferred Stock	1,500	1,497,487	1,497,487
Eton Court Asset Management, Ltd. Preferred Stock	1,000	987,277	—
Fairfax Publishing Co., Inc. Preferred Stock	600	580,448	580,448
Fire King International Preferred Stock	2,000	2,000,000	2,000,000
Jubilee Tech International, Inc. Convertible Preferred Stock (a)	2,200,000	2,049,947	2,049,947
Phoenix Fabrications, Inc. Preferred Stock (a)	400	283,229	—
Real Time Data Management Services, Inc. Common Stock	125	115,000	100,000
Signius Investment Corporation Common Stock (b)	2,059	332,595	586,815
Triangle Biomedical Sciences Common Stock (b)	54,743	223,738	268,256
Triangle Biomedical Sciences Preferred Stock (b)	2,200	2,144,272	2,144,272
VentureCom, Inc. Convertible Preferred Stock	278,164	2,000,000	2,000,000
Wireless Systems Engineering, Inc. (formerly JMS Worldwide, Inc,) (c)		2,350,000	281,000

Total equity securities		22,824,743	15,304,120

Debt Securities:	Maturity	Cost or contributed value	Fair value

AmeriComm Direct Marketing LLC	12/29/05	$750,000	$750,000
Avery Communications, Inc. Convertible Note	12/31/06	680,681	680,681
Caldwell/VSR, Inc.	12/16/06	1,637,894	1,637,894
Digital Square, Inc. (a)	9/15/05	289,250	—
Diversified Telecom, Inc. (a)	Demand	69,250	69,250
Diversified Telecom, Inc. (a)	5/19/02	131,238	131,238
Eton Court Asset Management, Ltd.	5/18/04	541,246	541,246
Fire King International	Demand	550,000	550,000
Jubilee Tech International, Inc. (a)	3/21/02	125,000	125,000
Mayfair Enterprises, Inc.	Demand	816,923	816,923
National Assisted Living, LP (a)	12/31/04	835,880	—
Netplex Group, Inc.	5/1/06	500,000	500,000
Netplex Group, Inc.	7/1/06	733,290	733,290
New Dominion Pictures LLC	4/30/06	848,812	848,812
Phoenix Fabrications, Inc. (a)	9/8/05	379,038	—
TABET Manufacturing Co., Inc.	12/31/04	332,819	332,819
Triangle Biomedical Sciences (b)	6/30/05	187,101	187,101
Triangle Biomedical Sciences (b)	6/30/05	358,916	358,916
Triangle Biomedical Sciences (b)	12/21/05	200,000	200,000

Total debt securities		9,967,338	8,463,170

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and December 31, 2002

Stock Options and Warrants:	Number of shares	Percentage ownership	Cost or contributed value	Fair value

Private Companies:
Answernet, Inc.	69,837	16.50	$268,615	$643,615
Caldwell/VSR, Inc.	—	5.75	95,270	95,270
Capital Markets Group, Inc.	2,294,118	15.00	—	—
Crispies, Inc.	56,250	12.00	2,800	4,800
Digital Square, Inc.	150,000	—	75,000	—
Diversified Telecom, Inc.	8,998	15.00	—	—
EPM Development Systems Corp.	201	7.60	11,600	1,177,415
Eton Court Asset Management, Ltd.	21,848	18.50	34,700	—
Fairfax Publishing Co., Inc.	1,026	20.30	123,238	426,638
Fire King International	67	4.00	—	—
Fire King Security Products, LLC	—	4.00	—	—
Image Vault, LLC	—	4.00	—	—
ISR Solutions, Inc.	534,167	2.25	11,744	801,745
Jubilee Tech International, Inc.	400,000	1.60	240,000	—
Mayfair Enterprises, Inc.	—	22.30	90,000	90,000
National Assisted Living, LP	—	15.00	667,000	—
New Dominion Pictures LLC	—	9.00	464,650	464,650
Phoenix Fabrications, Inc.	—	25.00	297,000	—
Signius Investment Corporation	2,059	20.60	—	—
TABET Manufacturing Co., Inc.	487,500	19.50	175,400	175,400
VentureCom, Inc.	38,943	0.37	—	—

Total options and warrants			2,557,017	3,879,533

Total investments			$35,349,098	$27,646,823

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and December 31, 2002

The Company’s investment portfolio at December 31, 2002 consisted of the following:

Equity Securities:	Number of shares	Cost or contributed value	Fair value

Publicly Traded Companies:
Avery Communications, Inc. Preferred Stock	1,250,000	$1,250,000	$1,250,000
Netplex Group, Inc. Common Stock	66,400	464,800	1,129
Primal Solutions, Inc. Common Stock	200,000	4,000	4,800
Private Companies:
AmeriComm Direct Marketing LLC Preferred Stock	27,696	28	28
Answernet, Inc. Preferred Stock	385	161,314	161,314
Answernet, Inc. Preferred Stock	700	491,910	491,910
Crispies, Inc. Preferred Stock	400	399,720	399,720
Delta Education Systems, Inc. Preferred Stock	400	400,000	400,000
Digital Square, Inc. Convertible Preferred Stock (a)	1,210,739	1,513,425	—
Diversified Telecom, Inc. Preferred Stock (a)	1,500	1,500,000	314,512
EPM Development Systems Corp. Preferred Stock	1,500	1,498,647	1,498,647
Eton Court Asset Management, Ltd. Preferred Stock	1,000	987,277	—
Eton Court Asset Management, Ltd. Common Stock	56,863	34,700	—
Fairfax Publishing Co., Inc. Preferred Stock	600	585,336	585,336
Fire King International Preferred Stock	2,000	2,000,000	2,000,000
Jubilee Tech International, Inc. Convertible Preferred Stock (a)	2,200,000	2,061,590	2,061,590
Lakeview Technology Solutions, Inc. Preferred Stock	500	466,111	466,111
New Dominion Pictures LLC Membership Units	250	250,000	250,000
Phoenix Fabrications, Inc. Preferred Stock (a)	400	283,229	—
Real Time Data Management Services, Inc. Common Stock	125	115,000	100,000
Signius Investment Corporation Common Stock (b)	2,059	332,595	586,815
Triangle Biomedical Sciences Common Stock (b)	54,743	223,738	268,256
Triangle Biomedical Sciences Preferred Stock (b)	2,200	2,152,201	2,152,201
VentureCom, Inc. Convertible Preferred Stock	278,164	2,000,000	2,000,000
Wireless Systems Engineering, Inc. (formerly JMS Worldwide, Inc,) (c)		2,350,000	177,000

Total equity securities		21,525,621	15,169,369

Debt Securities:	Maturity	Cost or contributed value	Fair value

AmeriComm Direct Marketing LLC	12/29/05	$750,000	$750,000
Avery Communications, Inc. Convertible Note	12/31/06	680,681	680,681
Caldwell/VSR, Inc.	12/16/06	1,645,439	1,645,439
Digital Square, Inc. (a)	9/15/05	289,250	—
Diversified Telecom, Inc. (a)	Demand	53,250	53,250
Diversified Telecom, Inc. (a)	5/19/02	131,238	131,238
Eton Court Asset Management, Ltd.	11/1/07	1,111,562	1,111,562
Fire King International	Demand	550,000	550,000
Jubilee Tech International, Inc. (a)	3/21/02	125,000	125,000
Lakeview Technology Solutions, Inc.	11/1/09	1,164,932	1,164,932
Lakeview Technology Solutions, Inc.	11/1/05	600,000	600,000
Mayfair Enterprises, Inc.	Demand	830,769	830,769
Mayfair Enterprises, Inc.	10/1/05	425,000	425,000
New Dominion Pictures LLC	7/1/06	888,720	888,720
New Dominion Pictures LLC	7/1/07	375,000	375,000
Phoenix Fabrications, Inc. (a)	9/8/05	379,038	—
TABET Manufacturing Co., Inc.	12/31/04	350,199	350,199
Triangle Biomedical Sciences (b)	6/30/05	187,101	187,101
Triangle Biomedical Sciences (b)	6/30/05	358,915	358,915
Triangle Biomedical Sciences (b)	12/21/05	200,000	200,000

Total debt securities		11,096,094	10,427,806

(Continued)

WATERSIDE CAPITAL CORPORATION

Unaudited Schedule of Portfolio Investments

June 30, 2002 and December 31, 2002

Stock Options and Warrants:	Number of shares	Percentage ownership	Cost or contributed value	Fair value

Private Companies:
Answernet, Inc.	69,837	16.50	$268,615	$684,615
Caldwell/VSR, Inc.	—	5.75	95,270	95,270
Crispies, Inc.	56,250	12.00	2,800	4,800
Digital Square, Inc.	150,000	—	75,000	—
Diversified Telecom, Inc.	8,998	15.00	—	—
EPM Development Systems Corp.	201	7.60	11,600	1,177,415
Fairfax Publishing Co., Inc.	1,026	20.30	123,238	426,638
Fire King International	67	4.00	—	—
Fire King Security Products, LLC	—	4.00	—	—
Image Vault, LLC	—	4.00	—	—
ISR Solutions, Inc.	534,167	2.25	9,545	121,919
Jubilee Tech International, Inc.	400,000	1.60	240,000	—
Lakeview Technology Solutions, Inc.	122,000	25.00	122,000	122,000
Mayfair Enterprises, Inc.	—	27.30	90,000	90,000
New Dominion Pictures LLC	—	9.00	464,650	464,650
Phoenix Fabrications, Inc.	—	25.00	297,000	—
Signius Investment Corporation	2,059	20.60	—	—
TABET Manufacturing Co., Inc.	487,500	19.50	175,400	175,400
VentureCom, Inc.	38,943	0.37	—	—

Total options and warrants			1,975,118	3,362,707

Total investments			$34,596,833	$28,959,882

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

Comparison of Three Months Ended December 31, 2002 and December 31, 2001

For the three months December 31, 2002, total operating income was $928,000 compared to $853,000 reported during the same period of 2001, an increase of $75,000 or 8.8%.  The increase in operating income is due to fee income increasing from $72,000 for the three months ended December 31, 2001 to $206,000 for the three months ended December 31, 2002 as a result of new investment originations increasing from $2.4 million to $4.0 million during the two comparable periods.

The Company’s quarterly operating income for the three months ended December 31, 2002 consists of dividends of  $402,000, interest on debt securities of $308,000, interest on cash equivalents of $12,000 and fee and other income of $206,000.  For the comparable period of 2001 the quarterly operating income consisted of dividends of $520,000, interest on debt securities of $252,000, interest on cash equivalents of $9,000 and fee income of $72,000.

Total operating expenses were $874,000 for the three months ended December 31, 2002, compared with the $816,000 reported for the three months ended December 31, 2001.  The increase in operating expenses is primarily due to an increase in legal fees associated with investment originations, settlements and investee litigation.  Total operating expenses for the three months ended December 31, 2002 consisted of interest expense of $528,000, salaries and benefits of $182,000, legal and accounting expenses of $87,000 and other operating expenses of $77,000.  For the three months ended December 31, 2001 total operating expenses consisted of interest expense of $527,000, salaries and benefits of $176,000, legal and accounting expenses of $44,000 and other operating expenses of $68,000.

The Company’s net operating income was $54,000 for the three months ended December 31, 2002 compared to a loss of $39,000 reported for the three months ended December 31, 2001.

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

The realized gain on investments of $38,000 for the three months ended December 31, 2002 compared favorably to the realized loss of $223,000 for the three months ended December 31, 2001.  The loss for the three months ended December 31, 2001 was primarily due to a tax adjustment of $670,000 due to the deferred tax issues discussed in the previous paragraph.

The change in unrealized depreciation on investments of $287,000 for the three months ended December 31, 2002 was due primarily to a write down in the fair value of the Diversified Telecom investment of $194,000 and a write down in the estimated fair value of Wireless Systems Engineering, Inc. of $67,000.  The change in unrealized depreciation on investments of $2.0 million before tax benefit of $302,000 for the three months ended December 31, 2001 was due to the recognition of numerous gains and losses recognized during the quarter.  The most significant gains recorded during the quarter were a $1.0 million unrealized gain recognized from the Delta Education Systems, Inc. investment and a $750,000 unrealized gain on the ISR Solutions, Inc. investment, both due to new significant outside investments.  These gains were offset by write downs on two investments including $2.4 million on the JMS North America, Inc. investment and $1.4 million on the Digital Square investment due to the deteriorating financial conditions of these investees.

The net decrease in stockholders equity resulting from operations of $195,000 or $.13 per share for the three months ended December 31, 2002 compared to a decrease of $1,968,000 or $1.24 per share for the comparable three months ended December 31, 2001 due to the items noted above.

•	Comparison of Six Months Ended December 31, 2002 and December 31, 2001

For the six months ended December 31, 2002, total operating income was $1,789,000 compared to $2,035,000 reported during the same period of 2001, a decrease of $246,000 or 12.1%.  The decrease in operating income is due to a combination of the following:

	•	Management’s decision to discontinue the accrual of dividend and interest income on an increased number of investments due to the uncertainty of collection of the income.

•

Redemption or repayment of a number of performing investments resulting in the reduction on rates earned on the investment of the Company’s assets of approximately 12% to the current rates earned on temporary cash investments of approximately 1%.

The operating income reported for the six months ended December 31, 2002 consisted of dividends of $900,000, interest on debt securities of $655,000, interest on cash equivalents of $24,000 and fee and other income of $209,000.  For the six months ended December 31, 2001, operating income consisted of dividends of $1,120,000, interest on debt securities of $658,000, interest of cash equivalents of $17,000 and fee and other income of $239,000.

Total operating expenses were $1,723,000 for the six months ended December 31, 2002 compared with $1,655,000 reported for the six months ended December 31, 2001, primarily due to an increase in legal fees associated with investee litigation.  Total operating expenses for the six months ended December 31, 2002 consisted of interest expense of $1,057,000, salaries and benefits of $373,000, legal and accounting expenses of $143,000 and other operating expenses of $151,000.  For the six months ended December 31, 2001 total operating expenses consisted of interest expense of $1,050,000, salaries and benefits of $369,000, legal and accounting expenses of $88,000 and other operating expenses of $147,000.  At December 31, 2002, the Company is in compliance with the SBA guidelines for management expense.

During the six months ended December 31, 2002, litigation involving two former investees was settled for $1,418,000.  As a result, a recovery of $615,000 of legal and other expenses associated with the litigation, net of expenses incurred in the first quarter of 2003 was recorded in net operating income during the quarter.

The Company’s net operating income was $680,000 for the six months ended December 31, 2002 compared to $379,000 reported for the six months ended December 31, 2001.

During the six months ended December 31, 2002 the Company realized a loss on investments of $2.5 million due primarily to the realization of the previously recorded unrealized loss related to the Capital Markets Group investment of $1,480,000 and the National Assisted Living investment of $1,040,000.  During the six months ended December 31, 2001, the Company realized a loss on investments of $1.3 million due primarily to the realization of the previously recorded unrealized loss related to Tangent Solutions, Inc. (formerly named Electronic Business Systems, Inc. and Triangle Imaging Group, Inc.,).  The realization was due to a bankruptcy court ruling.

The change in unrealized appreciation on investments of $2,065,000 for the six months ended December 31, 2002 was due to a combination of the reversal of unrealized depreciation related to the previously mentioned realized loss of the Capital Markets Group, Inc. investment and the National Assisted Living investment.  The Company also recognized an unrealized loss of $678,000 due to the revaluation of stock warrants held in ISR Solutions, Inc. due to deteriorating financial condition.  The change in unrealized depreciation on investments, net of taxes of $375,000 for the six months ended December 31, 2001 was due to numerous gains and losses recognized on the Company’s investment portfolio.  The change in unrealized depreciation consisted of gains of $1.0 million on the Delta Education Systems, Inc. investment due to a new significant outside investment, $750,000 on the ISR Solutions, Inc. investment due to a new significant outside investment, $537,000 on the Netplex Group, Inc. investment due to restructuring of the terms of the investment which resulted in the recovery of a previously recognized unrealized loss and a $1.9 million reclassification of unrealized depreciation related to Tangent Solutions, Inc. to a realized loss.  These gains were offset by unrealized losses recognized of $2.4 million on the JMS North America, Inc. investment and $1.4 million on the Digital Square investment due to the deteriorating financial condition of these investees.

The net increase in stockholders equity resulting from operations of $264,000 or $.17 per share for the six months ended December 31, 2002 compared to a decrease of $1,313,000 or $.83 per share for the comparable six months ended December 31, 2001 due to the items noted above.

•	Financial Condition, Liquidity and Capital Resources

At December 31, 2002, the Company’s investment portfolio totaled $29.0 million compared with $27.6 million reported at June 30, 2002.  For the six months ended December 31, 2002 the Company originated $3,970,000 in new investments and received payments and proceeds from sales of investments of $186,000.  For the comparable six months ended December 31, 2001, the Company originated $2,661,000 in new investments and received proceeds of $4,839,000 from sales of investments and principal collected on debt securities.

Net asset value per common share increased to $5.70 per share at December 31, 2002 from the $5.52 per share reported at June 30, 2002.

During the six months ended December 31, 2002, the net cash provided by operating activities was $117,000 compared to the $498,000 provided during the six months ended December 31, 2001, primarily due to the refund of previously paid income taxes received in 2001.  The net cash used in investing activities was $1,550,000 for the six months ended December 31, 2002 as compared to the $2,118,000 provided by investing activities during the six months ended December 31, 2001.  This fluctuation is primarily due to proceeds from the sale of investments and principal collected on debt securities of $4,839,000, partially off set by new investments made of $2,661,000 during the six months ended December 31, 2001 compared to proceeds from the sale of investments and principal collected on debt securities of $186,000 and new cash investments made of $2,220,000 during the six months ended December 31, 2002.  The Company used $14,000 to repurchase stock during the six months ended December 31, 2002 and there were no cash flows from financing activities for the six months ended December 31, 2001.

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

The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, size of individual investment and borrower.  The Company is exposed to a degree of risk of public market price fluctuations as three of the Company’s twenty-six investments are in thinly traded, small public companies, whose stock prices have been volatile.  The other twenty-three investments are in private business enterprises.  Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio of private business enterprises is subject to the estimate of the Company’s Executive Committee.  In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in estimated value are recorded in the Company’s statement of operations as “change in unrealized appreciation (depreciation) on investments.”  Each hypothetical 1% increase or decrease in value of the Company’s portfolio of equity securities of $29.0 million at December 31, 2002 would have resulted in unrealized gains or losses and would have changed net increase in stockholders’ equity resulting from operations for the quarter by $290,000.

The Company’s sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Company utilizes various methods to assess interest rate risk in terms of the potential effect of interest income net of interest expense, the market value of net assets and the value at risk in an effort to ensure that the Company is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in stockholders’ equity resulting from operations negligibly over a three-month  or six-month horizon.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect operating results.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

•	Forward Looking Statements

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

                                            The 2002 Annual Meeting of Shareholders of Waterside Capital Corporation was held on October 28, 2002 to consider two matters of business.  The matters brought before the shareholders and the voting results are as follows:

1.	Election of Directors

	FOR	%	WITHHOLD	%

James E. Andrews	1,312,226	96.7	44,750	3.3
J. W. Whiting Chisman, Jr.	1,312,226	96.7	44,750	3.3
Eric L. Fox	1,312,226	96.7	44,750	3.3
Marvin S. Friedberg	1,312,226	96.7	44,750	3.3
Roger L. Frost	1,312,226	96.7	44,750	3.3
Ernest F. Hardee	1,311,474	96.6	45,502	3.4
Henry U. Harris, III	1,312,226	96.7	44,750	3.3
J. Alan Lindauer	1,299,015	95.7	57,961	4.3
Robert L. Low	1,312,226	96.7	44,750	3.3
Peter M. Meredith, Jr.	1,312,226	96.7	44,750	3.3
Charles H. Merriman, III	1,312,226	96.7	44,750	3.3
Augustus C. Miller	1,312,226	96.7	44,750	3.3
Juan M. Montero, II	1,312,226	96.7	44,750	3.3
R. Scott Morgan, Sr.	1,311,696	96.7	45,280	3.3
Richard G. Ornstein	1,311,696	96.7	45,280	3.3
Jordan E. Sloan	1,312,226	96.7	44,750	3.3

2.	Ratification of the appointment of KPMG LLP as independent auditors for 2003

FOR	%	AGAINST	%	ABSTAIN	%

1,350,763	99.5	913	0.1	5,300	0.4

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, Commonwealth of Virginia on the 13th day of February 2003.

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

By	/s/ J. ALAN LINDAUER

President and Chief Executive Officer February 13, 2003

By	/s/ GERALD T. MCDONALD

Chief Financial Officer February 13, 2003

I, J. Alan Lindauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Waterside Capital Corporation;

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	/s/ J. ALAN LINDAUER

President and Chief Executive Officer

I, Gerald T. McDonald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Waterside Capital Corporation;

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

(d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	/s/ GERALD T. MCDONALD

Chief Financial Officer