Form 10-K
period 2017-06-30
WATERSIDE CAPITAL CORP
filed 2018-04-12
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 811-8387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1694665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

140 West 31st Street, 2nd Floor

New York, New York 10001

Registrant’s telephone number, including area code: 212-686-1515

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class: NONE	Name of each exchange on which registered: NONE

Securities registered pursuant to section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [  ] NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on April 11, 2018, was approximately $38,311 (1,915,548 shares at $0.02 per share).

As of April 12, 2018, there were 1,915,548 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Waterside” and the “Company” refer to Waterside Capital Corporation, a Virginia corporation, unless otherwise stated. “SEC” refers to the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.	BUSINESS

Organizational History

Waterside Capital Corporation (the “Company”) was incorporated in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Corporation (“SBIC”). The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

On March 30, 2010, the SBA notified the Company that its account had been transferred to liquidation status and that the outstanding debentures of $16.1 million plus accrued interest (the “Debentures”) were due and payable within fifteen days of the date of the letter. The Company did not possess adequate liquid assets to make this payment. The Company negotiated terms of a settlement agreement with the SBA effective September 1, 2010, which allowed the Company’s management to liquidate the portfolio so long as there are no events of default. The Debentures were repurchased by the SBA in September 2010, represented by a Note Agreement between the SBA and the Company. The Note Agreement had a maturity of March 31, 2013. In the event of a default, the SBA had the ability to seek receivership.

On May 24, 2012 the SBA delivered to the Company a notice of an event of default for failure to meet the principal repayment schedule under the Note Agreement (the “Notice”). Under the terms of the Notice and the Note Agreement the SBA maintained a continuing right to terminate the Note Agreement and appoint a receiver to manage the Company’s assets.

On November 20, 2013 the SBA filed a complaint in the United States District Court for the Eastern District of Virginia seeking, among other things, receivership for the Company and a judgment in the amount outstanding under the Note Agreement plus continuing interest. The complaint alleged that as of October 31, 2013 there remained an outstanding balance of $11,762,634.58 under the Note Agreement, including interest, which continued to accrue at the rate of $2,021.93 per day. The SBA, in filing the complaint, requested that the court take exclusive jurisdiction of the Company and all of its assets wherever located and appoint the SBA as permanent receiver of the Company for the purpose of liquidating all of the Company’s assets and satisfying the claims of its creditors in the order of priority as determined by the court.

The Company initially took steps to contest the legal action initiated by the SBA and to oppose the receivership action. On April 29, 2014 the Board of Directors of the Company, as then constituted (the “Board”), met to reconsider the decision to contest the SBA’s legal action. In light of developments occurring since December of 2013, including projections of its portfolio companies and discussions with the SBA, the Board determined, after consultation with and advice of its counsel, that it was not in the best interests of the Company and its shareholders to continue to contest the legal action. The SBA was informed of this determination. The Board also decided to consent to the receivership process.

On May 28, 2014, with the Company’s consent, the court having jurisdiction over the action filed by the SBA (the “Court”) entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets and entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722.31. Such amount represents $11,700,000 in principal and $70,722.31 in accrued interest. The Court assumed jurisdiction over the Company and the SBA was appointed receiver effective May 28, 2014.

Receivership

The Company effectively stopped conducting an active business upon the appointment of the SBA as receiver and the commencement of the court ordered receivership (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership.

The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017, in conjunction with the entry by the court of the Order Approving the Procedures for Winding Up and Terminating the Receivership Estate. On June 28, 2017 the Receivership was terminated with the entry of a Final Order by the Court (the “Final Order”). The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. At that time the Company had, and continues to have, effectively zero (0) assets, and a liability owed to the SBA in an amount exceeding $10,000,000.

Termination of Receivership

Upon termination of the Receivership, Roran took possession of all books and records made available to it by the SBA, and Roran expended, and has continued to expend, its own funds to maintain the viability of the Company. The termination of the Receivership also caused a new board of directors to be appointed (the “New Board”). The New Board considered a variety of options for the Company, including bankruptcy. The New Board determined that such action made scant sense as the Receivership had the same basic result as bankruptcy. Another option was to merely liquidate and legally dissolve the Company, which would result in the complete loss of investment by all shareholders. Roran provided assurances that it would fund reasonable expenses of the Company so long as progress was being made to reorganize the Company and to identify either (i) a new business to undertake; or, (ii) an existing business with which to merge or otherwise acquire. The New Board has continued to work toward achieving that goal. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000, the New Board concluded that continuing to operate as a registered investment company was impossible.

Since the entry of the Final Order (June 28, 2017) and the termination of the Receivership the Company has been maintained for the benefit of its shareholders and pursuant to the Final Order. The Company has no assets of any value, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. While it would have been easy for the Company to merely dissolve, the Company has instead decided to reconstitute itself as a viable business. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company under the Investment Company Act so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company is filing this Form 10-K for that period. Prior to the filing of this 10-K, the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act for an order declaring that the Company has ceased to be a registered investment company.

The current status of the Company is consistent with the Company’s pronounced intention of converting from a registered investment company to an operating company. Although the Company may historically have operated as a registered investment company, the result of the Receivership is that the Company can no longer operate as a registered investment company. The only chance for the shareholders of the Company to recognize any value from their investment in the Company is to allow the Company to change the nature of its business such that it should no longer be a registered investment company under the Investment Company Act.

Current Business Strategy and Operations

The Company will now seek to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity. The New Board has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company. The Company believes that it no longer qualifies as an “investment company” within the meaning of the Investment Company Act, and has engaged in a strategy to convert from a registered investment company to an operating company. The Company will file to register under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), thereby becoming a mandatory filer under the Exchange Act. It will continue to list its common stock on the Pink OTC Markets for the benefit of its shareholders. As a result of these efforts, the Company is and holds itself out as being engaged primarily in the business of seeking either (i) a new business to enter into; or, (ii) merger or acquisition candidates which would benefit from being public.

Our Business

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek (i) a new business to enter into; or, (ii) acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of our new business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, either (i) enter into a new business; or, (ii) acquire assets or shares of an entity actively engaged in business and which is seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-months and beyond will be to achieve long-term growth potential through either entry into a new business or a combination with an existing business, rather than immediate, short-term earnings. We will not restrict our search for potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire, or enter into, any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the New Board. We have not had any material conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party. In our efforts to analyze and evaluate a prospective target business, we will consider several factors, including, without limitation, the following:

●	experience and skill of management and availability of additional personnel of the target business;

●	costs associated with effecting the business combination;

●	equity interest retained by our shareholders in the merged entity;

●	growth potential of the target business;

●	capital requirements of the target business;

●	capital available to the target business;

●	stage of development of the target business;

●	proprietary features and degree of intellectual property or other protection of the target business;

●	the financial statements of the target business; and

●	the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our sole officer and director intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, Roran.

Various impediments to a business combination or an entry into a new business may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

The way we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior shareholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization.

Our present shareholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign and new directors may be appointed without any vote by shareholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by shareholders. In the case of a statutory merger or consolidation directly involving our Company, it will likely be necessary to call a shareholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval, if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the year ended June 30, 2017, and the interim fiscal quarters since that time, we have essentially been dormant. We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition or entered into a new business. Rather, the Company intends to borrow money from Roran to finance ongoing operations.

Government Regulations

Since the Company intends to no longer operate as a registered investment company though remain as a public company, it will be subject to the reporting requirements of the Exchange Act, which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8-K, 10-Q and 10-K. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Company’s common stock is subject to the penny stock rules, it may be more difficult to sell our common stock.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Need for Government Approval of Products or Services

We are not required to apply for or have any government approval for our products or services.

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

Employees

The Company currently has no employees. The business of the Company will be managed by its sole officer and director and such officer and director may join the Company as an employee in the future. The Company does not anticipate a need to engage any full-time employees at this time.

Available Information

The Company expects to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not maintain a website and there is no estimate for when such a website will be maintained by the Company. Our corporate offices are located at 140 West 31st Street, Second Floor, New York, New York, 10001. Our telephone number is 212-686-1515.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business

We have no recent operating history or basis for evaluating prospects.

We currently have no operating business or immediate plans to develop one. We are seeking to enter into a merger or business combination with another operating company, or to enter into a new business. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a business target.

We have limited resources and no revenues from operations, and will need additional financing in order to execute any business plan.

We have limited resources, no revenues from operations to date and our cash on hand will not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger or similar business combination and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

Our business will have no revenues unless and until we merge with or acquire or start an operating business.

We are an early stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or start our own operations.

Since the Company has no assets and no present source of revenues, we are dependent upon the financial support of Roran.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Roran is providing us with funding, on an as needed basis, under a loan arrangement, with amounts advanced limited to enabling us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting and legal fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. The amount to be loaned by Roran in the interim financing arrangement is limited to $150,000.

We will be able to effect at most one merger or similar business combination, or enter into just one new business, and thus may not have a diversified business.

Our resources are limited and we will most likely have the ability to effect only a single merger or similar business combination, or enter into a single new business. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We depend substantially upon our chief executive officer to make all management decisions.

Our ability to effect a merger or similar business combination or enter into a new business will be dependent upon the efforts of our sole director and officer, Zindel Zelmanovitch. Notwithstanding the importance of Mr. Zelmanovitch, we have not entered into any employment agreement or other understanding with Mr. Zelmanovitch concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Zelmanovitch will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Zelmanovitch and do not anticipate that we will hire additional personnel.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable target business opportunity.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no agreement for a business combination or other transaction.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity, or to enter into a new business. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management will change upon the consummation of a business combination.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Zelmanovitch intends to resign from his positions with us.

Current shareholders will be immediately and substantially diluted upon a merger or business combination.

Our Articles of Incorporation authorized the issuance of (i) twenty five thousand (25,000) shares of preferred stock, with a par value of $1.00 per share, of which none are issued; and, (ii) ten million (10,000,000) shares of common stock, with a par value of $1.00 per share, of which a total of 1,915,548 shares have been issued. To the extent that additional shares of common stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competition for a small number of business opportunities.

There are relatively low barriers to becoming a blank check or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934 with the SEC. Assuming no comments to the Form 10 have been received from the SEC, that registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a reporting blank check or shell company can increase the number of public companies seeking a business combination, thereby adding further competition to an already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Our management will only be able to devote a limited amount of time to seeking a target company or new business which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination or developing our own business plan, management anticipates devoting only a limited amount of time to the Company’s affairs in total. Our sole director and officer, Zindel Zelmanovitch, has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. If we pursue a business combination or develop our own plan of operations, we will need to have increased management involvement. There is no assurance that we will be able to expand our management resources to implement a business combination or business plan.

We will be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We will be required to file periodic reports with the SEC pursuant to the Securities Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because of factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our future operations and could have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock could drop significantly.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will no longer be subject to regulation under the Investment Company Act since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have submitted to the SEC an Application pursuant to Section 8(f) of the Investment Company Act for an order declaring that the Company is no longer a registered investment company. We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

As a blank check company, any registered offering of our securities will have to comply with Rule 419 under the Securities Act of 1933, which could impact our ability to raise equity funds from investors.

In the event we register an offering of our securities with the SEC while we are a blank check company, we will have to comply with Rule 419 under the Securities Act of 1933. Rule 419 is a cumbersome rule applicable to blank check companies selling penny stocks in a registered offering. Rule 419 requires that the gross proceeds raised in such an offering be deposited into an escrow account with a financial institution insured by the FDIC or in a separate bank account established by a registered broker or dealer in which the broker or dealer acts as trustee for the persons having the beneficial interests in the account. Furthermore, Rule 419 requires the securities issued to investors in the blank check offering be issued in the name of such investors but certificates representing such securities must be deposited into the escrow account instead of being delivered directly to investors, and the records of the escrow agent, maintained in good faith and in the regular course of business, must show the name and interest of each party to the account. The initial registration statement for the blank check offering shall disclose the specific terms of the offering, including, but not limited to, (i) the terms and provisions of the escrow or trust agreement and the effect thereof upon the company’s right to receive funds and the effect of the escrow or trust agreement upon the investor’s funds and securities required to be deposited into the escrow or trust account, including, if applicable, any material risk of non-insurance of investors’ funds resulting from deposits in excess of the insured amounts; and, (ii) the obligation of the company to provide, and the right of the purchaser to receive, information regarding an acquisition, including the requirement that pursuant to Rule 419, investors confirm in writing their investment in the Company’s securities. Rule 419 imposes certain additional disclosure obligations on companies making blank check offerings. Due to the requirements of Rule 419 and the fact that investors investing in blank check offerings have no idea if or when an acquisition or merger transaction will occur, or if the acquisition or merger target is worthy of the investors’ money or risks, it may be difficult for the company to successfully complete a blank check offering and even if the company is successful in raising funds in such an offering, it may not be able to find an attractive acquisition or merger candidate. Therefore, investors in a blank check offering will have their funds at risk for a prolonged period of time and they may not be happy with the results of an acquisition or merger, if one were to occur.

Risks Related to Ownership of Our Common Stock

Our common stock is a “penny stock” which may restrict the ability of shareholders to sell our common stock in the secondary market.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not quoted on a national exchange but is traded on the OTC Marketplace Pink Sheets (the “Pink Sheets”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

Historically speaking, the market prices for securities of small publicly traded companies have been highly volatile. Publicized events and announcements may have a significant impact on the market price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for small publicly traded companies and which are often unrelated to the operating performance of the affected companies.

Because we may seek to complete a business combination through a “reverse merger,” we may not be able to attract the attention of major brokerage firms following such a transaction.

Additional risks may exist since we may assist a privately held business to become public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger Company in the future.

We cannot assure you that following a business combination with an operating business or business start-up, our common stock will be listed on any securities exchange higher than the Pink Sheets.

Although, our common stock is currently quoted on the Pink Sheet, securities quoted on this trading platform often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. Following a business combination or business start-up, we may seek the listing of our common stock on NASDAQ or any other exchange which represents a higher listing than the Pink Sheets. However, we cannot assure you that we will be able to meet the initial listing standards of any of those, or that we will be able to maintain a listing of our common stock on any stock exchange other than the Pink Sheets. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to continue to trade on the Pink Sheets, where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, shareholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Liquidity is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the Pink Sheets, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Substantial sales of our common stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, and the resale of shares by investors who have registration rights, could adversely affect the market price of our common stock. Furthermore, if we raise additional funds through the issuance of common stock or securities convertible into our common stock, the percentage ownership of our shareholders will be reduced and the price of our common stock may fall.

We do not expect to pay dividends for the foreseeable future and investors must look solely to stock appreciation for a return on their investment in us.

We have no plans to pay, and we do not anticipate paying, any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s reports at least once every three years, although an SEC review may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend, or reformulate information contained in our filings as a result of any SEC review. Any modification, amendment, or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We do not currently own any property. The Company’s corporate documents are stored at a storage facility. We share office space with Roran, for which we are not charged a fee. Our administrative functions are provided through Roran, for which we are charged a market rate. We may need to rent office space in the future. As of April 12, 2018, we believe that our properties are suitable and adequate to meet our anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

With the termination of the Receivership, the Company has no other involvement in any legal proceedings. Although we may, from time to time, be a party to certain lawsuits in the ordinary course of business, we are not currently involved in any lawsuits that would have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) in the Pink Sheets under the symbol “WSCC”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink:

Year Ended June 30, 2016	High	Low

First Quarter ended September 30, 2015	$0.06	$0.04
Second Quarter ended December 31, 2015	$0.07	$0.04
Third Quarter ended March 31, 2016	$0.04	$0.03
Fourth Quarter ended June 30, 2016	$0.03	$0.03

Year Ended June 30, 2017	High	Low

First Quarter ended September 30, 2016	$0.03	$0.01
Second Quarter ended December 31, 2016	$0.01	$0.01
Third Quarter ended March 31, 2017	$0.03	$0.01
Fourth Quarter ended June 30, 2017	$0.01	$0.01

Recent Quarters	High	Low

First Quarter ended September 30, 2017	$0.02	$0.01
Second Quarter ended December 31, 2017	$0.02	$0.01
Third Quarter ended March 31, 2018	$0.05	$0.04

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, shareholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Computershare Investor Services Inc., 1500 Robert-Bourassa Blvd., 7th Floor, Montreal, Quebec, H3A 3S8, as its transfer agent.

Number of Equity Security Holders

As of April 12, 2018 we had 320 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2017 and 2016 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Waterside”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Waterside Capital Corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

The Company was formed in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the SBA as a SBIC. The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act, the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

In May, 2014 the Company effectively ceased operations. The Company consented to a court order appointing the SBA as receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets. That order also entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722.31. The SBA was appointed receiver effective May 28, 2014.

Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017. On June 28, 2017 the Receivership was terminated. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order.

Upon termination of the Receivership, Roran took possession of all books and records made available to it by the SBA, and Roran has expended, and continues to expend, its own funds to maintain the viability of the Company. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000, it became clear to the Company that continuing to operate as a registered investment company was impossible. Roran provided assurances that it would fund reasonable expenses of the Company so long as progress was being made to reorganize the Company and seek a new business to undertake or to merge with an existing business. The New Board has continued to work toward achieving that goal.

The Company is clearly no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company is filing this Form 10-K for that period. Prior to the filing of this 10-K, the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company.

Recent Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Assumption as a Going Concern

Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, given our current financial position and lack of liquidity, there is substantial doubt about our ability to continue as a going concern.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and, collectability of the related receivable is reasonably assured. The Company follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses and presently has no revenue-producing business, , (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.;

Results of Operations

For the year ended June 30, 2017 as compared to the year ended June 30, 2016

	For the Fiscal Year Ended:
	June 30, 2017	June 30, 2016

Income
Interest Income	$192	$34,743
Total Income	192	34,743
Expense
Realized and unrealized loss on investments	100,425	1,508,895
Administrative expenses	273,688	209,087
Total expenses	374,113	1,717,982
Net Loss	$(373,921)	$(1,683,239)

Revenues

Revenues for the years ended June 30, 2017 and 2016, respectively, were minimal since there were no operations. The limited revenue we had was interest generated from investments. All of the Company’s revenue generating assets were liquidated as part of the Receivership. We expect that the Company will not generate any revenue until we can execute on our plan to enter into a new business or merge with or otherwise acquire another business. Even if we are successful in closing such a transaction, there is still no assurance we will generate any revenue.

Expenses

The Company had no direct costs associated with generating revenue as the Company was not conducting any active business. As a result of the Receivership, the activities of the Company were limited to the liquidation of its assets.

Total expenses for the year ended June 30, 2017 totaled $374,113. These expenses consisted primarily of $114,707 for agent fees in the Receivership; the costs of the Receivership; and, the cost to maintain the corporate existence of the Company; and, $100,425 on realized losses on investments.

Total expenses for the year ended June 30, 2016 totaled $1,717,982. These expenses consisted primarily of $88,273 for agent fees in the Receivership; $1,508,895 of impairment expense and losses on investments; the costs of the Receivership; and, the cost to maintain the corporate existence of the Company.

Personnel

The Company had no employees for the years ended June 2017 and June 30, 2016. Any expenses related to “personnel” were for professional fees, consultants, and contractors engaged by the receiver to assist with the Receivership.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

Zindel Zelmanovitch

Roran Capital, LLC

As of June 30, 2017 the Company has no outstanding related party liabilities.

Liquidity and Capital Resources

We had cash and cash equivalents of $-0- as of June 30, 2017 and a working capital deficit of $10,574,869 as of June 30, 2017. During the fourth quarter of fiscal year 2017 and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have no operating business and we generate no revenue. While we are focused on identifying a new business to enter into, or merge with or otherwise acquire an operating business, even those activities require capital. We also need to maintain our corporate existence and become current in our filings with the SEC. We will borrow the needed capital from Roran, and seek other sources for capital. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended June 30, 2017 we reported a net loss of $373,921, and had negative cash flows from operating activities totaling $269,483 for the same period. Combined with a beginning cash balance of $458,485 as of July 1, 2016, we had a negative net change in cash during 2017 of $458,485. This is a consequence of all cash proceeds being used and distributed through the Receivership, leaving a -0- cash balance when the Receivership ended in June 2017.

As of June 30, 2017 we had no assets as the Company has ceased operations. As of June 30, 2017 we had liabilities of $10,574,868. The Company’s accumulated deficit was $27,970,096.

Unless the Company can enter into or acquire a viable business and attract additional investment, the future of the Company operating as a going concern is in serious doubt.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017. The Company also effectively ceased business operations in May 2014 upon the appointment of the SBA as receiver and the commencement of the Receivership. Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company assets and the payment of proceeds to the SBA and the costs of the Receivership.

The ability of the Company to continue its operations in the future is dependent on the plans of the Company’s management, which will include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements and the acquisition of a viable business. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital or acquire a viable entity to continue its business or enter into a new business.

Our independent registered public accounting firm, in its report for the year ended June 30, 2017 has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Management’s Plans

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity, or enter into a new business (collectively, a “Business Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money borrowed from Roran.

During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) identifying and consummating a transaction with a Business Target.

We believe we will be able to meet these costs through use of funds borrowed from Roran, or other amounts to be loaned to or invested in us by other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Zindel Zelmanovitch is our president, secretary and our chief financial officer. Mr. Zelmanovitch is only required to devote a small portion of his time to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating Business Targets.

At June 30, 2017, we had zero (-0-) cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Waterside Capital Corporation

We have audited the balance sheets of Waterside Capital Corporation (the “Company”) as of June 30, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterside Capital Corporation as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues and has no working capital. Further, the Company has no active business to generate cash flows to repay its current and future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP
Irvine, California
April 12, 2018

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2017 and 2016

	2017		2016
ASSETS
Current Assets
Cash	$		$458,485
Total Current Assets		—	458,485
Fixed Assets, net of accumulated depreciation		—	438
Equity Investments		—	110,000
Notes Receivable		—	150,000
Other Assets		—	4,000
Total Other Assets		—	264,000
TOTAL ASSETS		$0.00	$722,923
LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Interest Payable -SBA		$147,569	$222,567
Judgment Owed to SBA		10,427,300	10,701,304
Total Current Liabilities		10,574,869	10,923,871
Equity
Common Stock par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding		1,915,548	1,915,548
Additional Paid-In Capital		15,479,680	15,479,680
Accumulated deficit		(27,970,097)	(27,596,176)
Total Equity (Deficit)		(10,574,869)	(10,200,948)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)		$—	$722,923

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the years ended June 30, 2017 and 2016

	2017	2016
Income
Interest Income	$192	$34,743
Total Income	192	34,743

Expense

Realized and Unrealized Loss on Investments	100,425	1,508,895
Administrative Expenses	273,688	209,087
Total Expenses	374,113	1,717,982
Net Loss	$(373,921)	$(1,683,239)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548
Net Loss Per Share	$(0.20)	$(0.88)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Equity (Deficit)

For the years ended June 30, 2017 and 2016

		Common Stock
		($1 Par Value)		Additional
			Par	Paid-In	Accumulated
		Shares	Value	Capital	Deficit	Total

7/1/2015	Balance	$1,915,548	1,915,548	15,479,680	(25,912,937)	(8,517,709)

6/30/2016	Net Loss for the year	—	—	—	(1,683,239)	(1,683,239)

6/30/2016	Balance	1,915,548	1,915,548	15,479,680	(27,596,176)	(10,200,948)

6/30/2017	Net Loss for the year	—	—	—	(373,921)	(373,921)

6/30/2017	Balance	$1,915,548	1,915,548	15,479,680	(27,970,097)	(10,574,869)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the years ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(373,921)	$(1,683,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments and other assets	104,000	1,508,895
Depreciation and amortization expense	438	131

Net cash used in operating activities	(269,483)	(174,213)

Cash flows from investing activities:
Proceeds from sale/settlement of investments	85,000	1,416,587

Net cash provided by investing activities	85,000	1,416,587

Cash flows from financing activities:
Payments on SBA judgment	(274,002)	(998,696)

Net cash used in financing activities	(274,002)	(998,696)

Net (decrease) increase in cash	(458,485)	243,678

Cash, beginning of year	458,485	214,807

Cash, end of year	$-	$458,485

Supplemental disclosure of non-cash investing activity
Conversion of investment into notes receivable	$-	$150,000
Transfer of note receivable to SBA to settle part of accrued interest	$75,000	$-

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

Note 1 – Organization and Operations

Waterside Capital Corporation (the “Company”) was incorporated in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Corporation (“SBIC”). The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

On May 28, 2014, with the Company’s consent, the court having jurisdiction over the action filed by the SBA (the “Court”) entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets and entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. The Court assumed jurisdiction over the Company and the SBA was appointed receiver effective May 28, 2014.

The Company effectively stopped conducting an active business upon the appointment of the SBA as receiver and the commencement of the court ordered receivership (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. On June 28, 2017 the Receivership was terminated with the entry of a Final Order by the Court. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. Upon termination of the Receivership Roran took possession of all books and records made available to it by the SBA, and Roran expended, and has continued to expend, its own funds to maintain the viability of the Company.

The Company has no assets of any value, and the Company no longer has the SBIC license from the SBA. The Company is clearly no longer operating as a registered investment company under the Investment Company Act. The Company will now seek to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity, and has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations and it has net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see the section titled “Subsequent Events”.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2017 do not contain any adjustments for this uncertainty.

Note 2 – Significant Accounting Policies

Fiscal Year-End

The Company elected 30 June as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and, (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions are generally the prior three (3) years for federal purposes, and the prior four (4) years for state purposes; however, as a result of the Company’s operating losses, all tax years remain subject to examination by tax authorities.

Net Loss Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Note 3 – Investments and Notes Receivable

The Company’s legacy assets primarily consisted of prior investments that were composed of equity and debt securities. During the years ended June 30, 2016 and 2017, the investments were either in default or distressed in nature. The Receiver liquidated the assets through negotiations and the investments are written down to their estimated net realizable value through recognizing other-than-temporary impairment losses. The activity in the investment account is as follows:

	Equity	Debt
	Securities	Securities	Total

Balance at June 30, 2015	$174,701	$3,010,781	$3,185,482

Cash proceeds collected	-	(1,416,587)	(1,416,587)

Exchange for Note Receivable	-	(150,000)	(150,000)

Impairment recognized	(64,701)	(1,444,194)	(1,508,895)

Balance at June 30, 2016	110,000	-	110,000

Cash proceeds collected	(10,000)	0	(10,000)

Impairment recognized	(100,000)	0	(100,000)

Balance at June 30, 2017	$-	$-	$-

As part of a settlement on an investment, during the year ended June 30, 2016 the Receiver exchanged part of an investment for two $75,000 notes receivable with consecutive 1 year terms. The first note receivable was repaid in fiscal 2017. The other $75,000 note receivable was transferred to the SBA to settle part of the accrued interest outstanding on the SBA judgment.

Note 4 – Notes Payable

On March 30, 2010, the SBA notified the Company that its account had been transferred to liquidation status and that the then outstanding debentures of $16.1 million plus accrued interest (the “Debentures”) were due and payable within fifteen days of the date of the letter. The Company did not possess adequate liquid assets to make this payment. The Company negotiated terms of a settlement agreement with the SBA effective September 1, 2010, which allowed the Company’s management to liquidate the portfolio so long as there are no events of default. The Debentures were repurchased by the SBA in September 2010, represented by a Note Agreement between the SBA and the Company. The Note Agreement had a maturity of March 31, 2013. In the event of a default, the SBA had the ability to seek receivership.

On May 24, 2012 the SBA delivered to the Company a notice of an event of default for failure to meet the principal repayment schedule under the Note Agreement (the “Notice”). Under the terms of the Notice and the Note Agreement the SBA maintained a continuing right to terminate the Note Agreement and appoint a receiver to manage the Company’s assets.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

On November 20, 2013 the SBA filed a complaint in the United States District Court for the Eastern District of Virginia seeking, among other things, receivership for the Company and a judgment in the amount outstanding under the Note Agreement plus continuing interest. The complaint alleged that as of October 31, 2013 there remained an outstanding balance of $11,762,634 under the Note Agreement, including interest, which continued to accrue at the rate of $2,021 per day. The SBA, in filing the complaint, requested that the court take exclusive jurisdiction of the Company and all of its assets wherever located and appoint the SBA as permanent receiver of the Company for the purpose of liquidating all of the Company’s assets and satisfying the claims of its creditors in the order of priority as determined by the court.

The Company initially took steps to contest the legal action initiated by the SBA and to oppose the receivership action. On April 29, 2014 the Board of Directors of the Company, as then constituted (the “Board”), met to reconsider the decision to contest the SBA’s legal action. In light of developments occurring since December of 2013, including projections of its portfolio companies and discussions with the SBA, the Board determined, after consultation with and advice of its counsel, that it was not in the best interests of the Company and its shareholders to continue to contest the legal action. The SBA was informed of this determination. The Board also decided to consent to the receivership process.

On May 28, 2014, with the Company’s consent, the court having jurisdiction over the action filed by the SBA (the “Court”) entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets and entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. Such amount represents $11,700,000 in principal and $70,722 in accrued interest. The Court assumed jurisdiction over the Company and the SBA was appointed receiver effective May 28, 2014.

Note 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. On September 19, 2017 the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting or financial disclosure matters during 2017 and 2016, respectively. In the past the Company was not required to engage an independent registered public accounting firm due to its status as a registered investment company. Since the Company is no longer a registered investment company, it engaged the services of Haskell & White, LLP in January 2018 to serve as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Zindel Zelmanovitch, our Chief Executive Officer (who is also our Chief Financial Officer), is also our Principal Executive Officer and Principal Financial Officer. Mr. Zelmanovitch evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2017 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Mr. Zelmanovitch, as our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework , our management concluded that, as of June 30, 2017 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. As a result, errors were identified in the underlying data used to support accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, it is reasonably possible that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

In June 2017, the Receivership was terminated and the control over financial reporting was transferred from the Receiver back to the Company. Upon the appointment of the New Board and the election of new officers, responsibility for internal controls over financial reporting was fully assumed by the Company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the “Board”). The Company currently has one individual serving on the Board. The Company will seek to fill vacancies on the Board as it executes on its business plan and is able to fund the cost of errors and omissions insurance coverage for the Board.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Zindel Zelmanovitch	71	2017	Chief Executive Officer, Chairman, Secretary, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Zindel Zelmanovitch. Mr. Zelmanovitch has been Chairman of the Board of Directors and Chief Executive Officer, Secretary, and Chief Financial Officer of the Company since September, 2017. He has served as Chairman of the Board of Directors and Chief Executive Officer of East Coast Capital Holdings (a diversified private investment fund) since 2002, previously serving as the President and a Director of East Coast Capital Holdings (including its predecessor) since 1986. From 1982 through October 2000 Mr. Zelmanovitch was President and a director and stockholder of Freshstart Venture Capital Corp., a public company which was licensed as an SBA SBIC, which was listed on NASDAQ. Mr. Zelmanovitch guided Freshstart through its initial public offering; the company was eventually sold to Medallion Financial Corp. Mr. Zelmanovitch received an M.B.A. degree from C.W. Post Center of Long Island University in 1979.

Family Relationships

Zindel Zelmanovitch is the father of Yitzhak Zelmanovitch, who is the manager of Roran.

Information Regarding Our Executive Officers

Zindel Zelmanovitch is our sole executive officer. Since Mr. Zelmanovitch also serves as our sole director, his executive officer’s biography is set forth under “Information Regarding the Board of Directors”, above.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended June 30, 2017, we believe that as of June 30, 2017 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in 2018 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

Compensation Committee

We do not currently have a separately constituted compensation committee. Our board of directors has not yet determined whether to create a compensation committee.

Nominating Committee

We do not currently have a separately constituted nominating committee. Our board of directors has not yet determined whether to create a nominating committee.

Code of Business Conduct

We have not yet adopted a Code of Business Conduct, which would apply to our chief executive officer and chief financial officer, or to all directors and employees. Our board of directors plans to adopt a Code of Business Conduct as soon as practicable.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our shareholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by shareholders. To date, no shareholders have made any such recommendations.

ITEM 11.	EXECUTIVE COMPENSATION

There was no executive compensation for the fiscal years ended June 30, 2017 and 2016, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2017 and 2016, respectively, there were no outstanding equity awards. At this time we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

As of June 30, 2015, 2016, and 2017, respectively, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

Mr. Zelmanovitch has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of April 12, 2018, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 1,915,548 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Total Voting Power

Directors and Named Executive Officers:
None		-0-%

All executive officers and directors as a group ( persons)
None		-0-%
5% Shareholders
None		-0-%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our sole executive officer and sole director is the father of Yitzhak Zelmanovitch, who is the manager of Roran.

On September 19, 2017 the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Haskell & White LLP in the years ended June 30, 2017 and 2016. All fees described below were approved by Board:

	For the years ended June 30
	2017	2016
Audit Fees (1)	$22,500	$-0-

Audit Related Fees (2)	-0-	-0-

Tax Fees (3)	0	0-

All Other Fees (4)	-0-	-0-

Total Fees:	$22,500	$-0-

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The policy of our Board is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Board regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Board.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017(*).

(*)	Filed herewith.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH

	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Zindel Zelmanovitch	Chairman of the Board;	April 12, 2018
Chief Executive Officer;
Chief Financial Officer

