Form 10-Q
period 2017-09-30
WATERSIDE CAPITAL CORP
filed 2018-04-26
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 811-8387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1694665
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West 31st Street, 2nd Floor, New York, New York 10001	(212) 686-1515
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The outstanding number of shares of common stock as of April 26, 2018 was: 1,915,548.

 Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of September 30, 2017 (Unaudited) and June 30, 2017

	June 30, 2017	Sept 30, 2017
ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$2,845
Accrued Interest Payable – SBA	147,569	147,569
Judgment Payable	10,427,300	10,427,300
Accrued Interest Payable - Other	-	601
Total Current Liabilities	10,574,869	10,578,315

Convertible Note Payable - Roran, net of debt discount	-	7,305
Total Liabilities	10,574,869	10,585,620

Equity
Common Stock, par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,479,680	15,494,291
Accumulated Deficit	(27,970,097)	(27,995,459)
Total Equity	(10,574,869)	(10,585,620)
TOTAL LIABILITIES & EQUITY	$-	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Income
Interest – Other	$-	$-
Total Income	-	-

Expense
Realized and Unrealized Loss on Investments	-	100,425
Administrative Expenses	24,761	42,711
Interest Expense	601	-
Total Expense	25,362	143,136

Net loss	$25,362	$143,136

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548
Net Loss Per Share-Basic and Diluted	$(0.01)	$(0.07)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
OPERATING ACTIVITIES
Net Loss	$(25,362)	$(143,136)
Adjustments to reconcile Net Loss to net cash used in operations:
Loss on investments	-	100,425
Accounts Payable	2,845
Accrued Interest Payable	601
Net cash used by Operating Activities	(21,916)	(42,711)
INVESTING ACTIVITIES
Proceeds from sale of investments	-	85,000
Net cash provided by investing activities	-	85,000
FINANCING ACTIVITIES
Proceeds from convertible note payable- Roran	21,916
Net cash provided by Financing Activities	21,916	-
Net cash change for period	-	42,289
Cash at beginning of period	-	458,485
Cash at end of period	$-	500,774

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$14,611	-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

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

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations and it has net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran Capital LLC (“Roran”), which is a related party to the Company, has agreed to advance our Company funding in order to partially meet our most critical cash requirements and to assist the Company in its efforts to become a current SEC reporting company. For further discussion of the advances made by Roran, see the section titled “Notes Payable”.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our unaudited financial statements as of and for the three months ended September 30, 2017 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our notes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2017 Annual Report.

Fiscal Year-End

The Company elected June 30 as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Beneficial conversion feature – The issuance of the convertible debt described in Note 4, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of September 30, 2017, the Company’s outstanding judgment payable totaled $10,427,300, and interest payable totaled $147,569.

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July, 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price.

As a result of the advance made pursuant to the Loan Agreement, the Company has incurred total obligations of $21,916 as of September 30, 2017. The Company recorded a BCF due the conversion option of $14,611. The amount was netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date in March 2019.

NOTE 5 - INVESTMENTS AND NOTES RECEIVABLE

The Company’s legacy assets primarily consisted of prior investments that were composed of equity and debt securities. During the Receivership, the investments were either in default or distressed in nature. The Receiver liquidated the assets through negotiations and the investments were written down to their estimated net realizable value through recognizing other-than-temporary impairment losses. During the period ended September 30, 2016, the Receiver liquidated the remaining investment assets and recognized a loss of $100,425.

As part of a settlement on an investment, during the year ended June 30, 2016, the Receiver exchanged part of an investment for two $75,000 notes receivable with consecutive 1 year terms. The first note receivable was repaid during the period ended September 30, 2016. The other $75,000 note receivable was transferred to the SBA to settle part of the accrued interest outstanding on the SBA judgment later in the 2017 fiscal year.

NOTE 6 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelamanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

September 30, 2017

Convertible Note Payable	$21,916

Accrued Interest	601
$22,517

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, include forward-looking statements. Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following, without limitation, are forward looking statements:

●	future financial and operating results;

●	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

●	our ability to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity;

●	current and future economic and political conditions;

●	overall industry and market trends;

●	management’s goals and plans for future operations; and

●	other assumptions described in this report underlying or relating to any forward-looking statements.

All references to “Waterside”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Waterside Capital Corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. You should understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law.

The following discussion of the results of operations for the three months ended September 30, 2017 and 2016, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on April 12, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

In May 2014 the Company effectively ceased operations. The Company consented to a court order appointing the SBA as receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets. That order also entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. The SBA was appointed receiver effective May 28, 2014.

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

The Company is no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed a Form 10-K for that period. Prior to the filing of that 10-K, the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company.

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

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses and presently has no revenue-producing business, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Comparison of Three Months Ended September 30, 2017 And 2016

During the three months ended September 30, 2017 and September 30, 2016, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and becoming current in its filing obligations with the SEC.

Realized and Unrealized Loss on Investments

During the current period ended September 30, 2017, the Company had no remaining investment assets and therefore did not have any gain or loss activity. For the comparable prior period ended September 20, 2016, the Company liquidated its remaining investment assets under the Receivership and recognized losses of $100,425.

Administrative Expense

Professional fees totaled $24,761 for the three months ended September 30, 2017 compared to approximately $42,711 for the three months ended September 30, 2016. The decrease of $17,950 was primarily due to less activity in the current period as the prior comparable period was under the control of the Receiver and the Company was still in the process of liquidating its investments.

Net Loss

We reported a net loss of $25,362 during the three months ended September 30, 2017 compared to a net loss of $143,136 in the comparable period of 2016. The decrease was due to no investment activity.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in 2017 and through September 30, 2017, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three months ended September 30, 2017 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At September 30, 2017, we had zero (-0-) cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2017 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and personnel resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome (including any for the actions described above), whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are not currently a party to any other material legal proceedings. We are not aware of any pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable for a small reporting company.

ITEM 2.	UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017 the Company issued its Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 19, 2019. The Note is convertible into shares of the Company's common stock ("Common Stock") at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note.

The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note. A copy of the form of the Loan Agreement and the Note is attached hereto as Exhibit 10.2 and 10.3, respectively, and are incorporated herein by reference.

The Note issued under the Loan Agreement was offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Company and Roran Capital LLC (*).

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Company in favor of Roran Capital in an amount up to $150,000 (*).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 12, 2018.

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

