Form 10-Q
period 2017-12-31
WATERSIDE CAPITAL CORP
filed 2018-05-11
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 811-8387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1694665
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West 31st Street, 2nd Floor, New York, NY 10001	(212) 686-1515
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

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

The outstanding number of shares of common stock as of May 10, 2018 was: 1,915,548.

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of December 31, 2017 (Unaudited) and June 30, 2017

	June 30, 2017	Dec. 31, 2017
ASSETS
Cash	$-	$8,065
TOTAL ASSETS	$-	$8,065

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$2,478
Accrued Interest Payable	147,569	147,569
Judgment Payable	10,427,300	10,427,300
Accrued Interest Payable – Roran	-	1,454
Total Current Liabilities	10,574,869	10,578,801

Convertible Note Payable - Roran, net of debt discount	-	25,733
Total Liabilities	10,574,869	10,604,534

Equity
Common Stock, par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,479,680	15,506,479
Accumulated Deficit	(27,970,097)	(28,018,496)
Total Equity	(10,574,869)	(10,596,469)
TOTAL LIABILITIES & EQUITY	$-	$8,065

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2017 and 2016

(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	December 31,		December 31,
	2017	2016	2017	2016

Income
Interest - Other	$-	$-	$-	$-
Total Income	-	-	-	-
Expense
Realized and Unrealized Loss on Investments	-	-	-	100,425
Administrative Expenses	18,990	53,921	43,751	96,632
Interest Expense	4,047		4,648
Total Expense	23,037	53,921	48,399	197,057

Net loss	$23,037	$53,921	$48,399	$197,057

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548	1,915,548	1,915,548

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.10)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2017 and 2016

(Unaudited)

	2017	2016
OPERATING ACTIVITIES
Net Loss	$(48,399)	$(197,057)
Adjustments to reconcile Net Loss to net cash used by operations:
Loss on investments		$100,425
Amortization of interest	3,194	-
Changes in assets and liabilities
Accounts Payable	2,478	-
Accrued Interest Payable	1,454	-
Net cash Used by Operating Activities	(41,273)	(96,632)

INVESTING ACTIVITIES
Proceeds from sale of investments	-	85,000
Net cash provided by investing activities	-	85,000

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	49,338	-
Net cash provided by Financing Activities	49,338	-
Net cash increase(decrease) for period	8,065	(11,632)

Cash at beginning of period	-	458,485

Cash at end of period	$8,065	$446,853

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$26,799	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

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

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our unaudited financial statements as of and for the three and six months ended December 31, 2017 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our notes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

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

Beneficial conversion feature – The issuance of the convertible debt described in Note 3, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

NOTE 3 – NOTES PAYABLE

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of December 31, 2017 and June 30, 2017, the Company’s outstanding judgment payable totaled $10,427,300, and interest payable totaled $147,569.

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

As a result of the advance made pursuant to the Loan Agreement, the Company has incurred total obligations of $49,338 as of December 31, 2017. The Company recorded a BCF due the conversion option of $26,799, and the unamortized balance at December 31, 2017 is $23,605. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date in March 2019.

NOTE 4 - INVESTMENTS AND NOTES RECEIVABLE

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

December 31, 2017

Convertible Note Payable (Note 3)	$49,338

Accrued Interest	1,454
$50,792

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of the results of operations for the three and six months ended December 31, 2017 and 2016, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on April 12, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company (described in Note 3 to the Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

Comparison of the Three Months Ended December 31, 2017 and 2016

During the three months ended December 31, 2017 and December 31, 2016, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and becoming current in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $18,990 for the three months ended December 31, 2017 compared to approximately $53,921 for the three months ended December 31, 2016. The decrease of $34,931 was primarily due to less activity in the current period as the prior comparable period was under the control of the Receiver and the Company was still in the process of liquidating its investments.

Net Loss

We reported a net loss of $23,037 during the three months ended December 31, 2017 compared to a net loss of $53,921 in the comparable period of 2016. The decrease was due to no investment activity.

Comparison of the Six Months Ended December 31, 2017 and 2016

During the six months ended December 31, 2017 and December 31, 2016, respectively, the Company did not have any operations and therefore there were no revenues. Expenses during the six months ended December 31, 2016 were limited to the Company liquidating its assets through the Receivership. Expenses during the same period ended December 31, were limited to maintaining the Company in good standing and becoming current in its filing obligations with the SEC.

Realized and Unrealized Loss on Investments

During the six months ended December 31, 2017, the Company had no remaining investment assets and therefore did not have any gain or loss activity. For the comparable prior period ended December 31, 2016, the Company liquidated its remaining investment assets under the Receivership and recognized losses of $100,425.

Administrative Expense

Professional fees totaled $43,751 for the six months ended December 31, 2017 compared to $96,632 for the six months ended December 31, 2016. The decrease of $52,881 was primarily due to less activity in the current period as the prior comparable period was under the control of the Receiver and the Company was still in the process of liquidating its investments.

Net Loss

We reported a net loss of $48,399 during the six months ended December 31, 2017 compared to a net loss of $197,057 in the comparable period of 2016. The decrease was primarily due to no investment activity in the current period.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in 2017 and through December 31, 2017, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three months ended December 31, 2017 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At December 31, 2017, we had only $8,065 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2017 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable for a small reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 19, 2019. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

10.2

Convertible Loan Agreement dated September 19, 2017 between the Company and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Company in favor of Roran Capital in an amount up to $150,000, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 12, 2018.

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

