Form 10-Q
period 2018-03-31
WATERSIDE CAPITAL CORP
filed 2018-06-06
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The outstanding number of shares of common stock as of June 05, 2018 was: 1,915,548.

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of March 31, 2018 (Unaudited) and June 30, 2017

	June 30, 2017	(Unaudited) March 31, 2018
ASSETS
Cash	$-	$7,590
TOTAL ASSETS	$-	$7,590

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$845
Accrued Interest Payable	147,569	147,569
Judgment Payable	10,427,300	10,427,300
Accrued Interest Payable – Roran	-	2,914
Total Current Liabilities	10,574,869	10,580,628

Convertible Note Payable - Roran, net of debt discount	-	42,124
Total Liabilities	10,574,869	10,622,752

Equity
Common Stock, par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,479,680	15,523,144
Accumulated Deficit	(27,970,097)	(28,053,854)
Total Equity	(10,574,869)	(10,615,162)
TOTAL LIABILITIES & EQUITY	$-	$7,590

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	March 31,		March 31,
	2018	2017	2018	2017

Income
Interest - Other	$-	$-	$-	$-
Total Income	-	-	-	-
Expense
Realized and Unrealized Loss on Investments	-	-	-	100,425
Administrative Expenses	25,842	66,001	69,593	162,633
Interest Expense	9,516	-	14,164	-
Total Expense	35,358	66,001	83,757	263,058

Net loss	$35,358	$66,001	$83,757	$263,058

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548	1,915,548	1,915,548

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.14)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Net Loss	$(83,757)	$(263,058)
Adjustments to reconcile Net Loss to net cash used by operations:
Loss on investments	-	$100,425
Amortization of interest	11,250	-
Changes in assets and liabilities
Accounts Payable	2,845	-
Accrued Interest Payable	2,914	-
Net cash Used by Operating Activities	(66,748)	(162,633)

INVESTING ACTIVITIES
Proceeds from sale of investments	-	85,000
Net cash provided by investing activities	-	85,000

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	74,338	-
Net cash provided by Financing Activities	74,388	-
Net cash increase(decrease) for period	7,590	(77,633)

Cash at beginning of period	-	458,485

Cash at end of period	$7,590	$380,852

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$43,464	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

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

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our unaudited financial statements as of and for the three and nine months ended March 31, 2018 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our notes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

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

March 31, 2018

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

March 31, 2018

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

March 31, 2018

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of March 31, 2018 and June 30, 2017, the Company’s outstanding judgment payable totaled $10,427,300, and interest payable totaled $147,569.

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

As a result of the advance made pursuant to the Loan Agreement, the Company has incurred total obligations of $74,338 as of March 31, 2018. The Company recorded a BCF due the conversion option of $43,464, and the unamortized balance at March 31, 2018 is $32,214. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date in March 2019.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

March 31, 2018

Judgment Payable (acquired by Roran from SBA)	$10,427,300

Accrued Interest on Judgment Payable	147,569

Convertible Note Payable (Note 3)	74,338

Accrued Interest	2,914
$10,652,121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of the results of operations for the three and nine months ended March 31, 2018 and 2017, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on April 12, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

While our significant accounting policies are referenced in Note 2 of our annual financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Comparison of the Three Months Ended March 31, 2018 and 2017

During the three months ended March 31, 2018 and March 31, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and becoming current in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $25,842 for the three months ended March 31, 2018 compared to $66,001 for the three months ended March 31, 2017. The decrease of $40,159 was primarily due to less activity in the current period as the prior comparable period was under the control of the Receiver and the Company was still in the process of liquidating its investments.

Net Loss

We reported a net loss of $35,358 during the three months ended March 31, 2018 compared to a net loss of $66,001 in the comparable period of 2017. The decrease was due to no investment activity.

Comparison of the Nine Months Ended March 31, 2018 and 2017

During the nine months ended March 31, 2018 and March 31, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses during the nine months ended March 31, 2017 were limited to the Company liquidating its assets through the Receivership. Expenses during the same period ended March 31, 2018 were limited to maintaining the Company in good standing and becoming current in its filing obligations with the SEC.

Realized and Unrealized Loss on Investments

During the nine months ended March 31, 2018, the Company had no remaining investment assets and therefore did not have any gain or loss activity. For the comparable prior period ended March 31, 2017, the Company liquidated its remaining investment assets under the Receivership and recognized losses of $100,425.

Administrative Expense

Professional fees totaled $69,593 for the nine months ended March 31, 2018 compared to $162,633 for the nine months ended March 31, 2017. The decrease of $93,040 was primarily due to less activity in the current period as the prior comparable period was under the control of the Receiver and the Company was still in the process of liquidating its investments.

Net Loss

We reported a net loss of $83,757 during the nine months ended March 31, 2018 compared to a net loss of $263,058 in the comparable period of 2017. The decrease was primarily due to no investment activity in the current period.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in 2017 and through March 31, 2018, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements, and of this amount, we have drawn $74,338 as of March 31, 2018.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2017 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three months ended March 31, 2018 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At March 31, 2018, we had only $7,590 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”), and as of March 31, 2018, $74,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 19, 2019. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

Date: June 05, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

