Form 10-K
period 2018-06-30
WATERSIDE CAPITAL CORP
filed 2018-09-05
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [  ] NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on September 04, 2018, was approximately $95,777 (1,915,548 shares at $0.05 per share).

As of September 04, 2018, there were 1,915,548 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

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

Since the entry of the Final Order (June 28, 2017) and the termination of the Receivership the Company has been maintained for the benefit of its shareholders and pursuant to the Final Order. The Company has no assets of any value, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. While it would have been easy for the Company to merely dissolve, the Company has instead decided to attempt to reconstitute itself as a viable business. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company under the Investment Company Act so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed Form 10-K for that period, and subsequently has filed all required forms 10-Q and this form 10-K in a timely fashion. Prior to the filing of the 10-K for the year ended June 30, 2017, the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act for an order declaring that the Company has ceased to be a registered investment company.

The continued and current status of the Company is consistent with the Company’s pronounced intention of converting from a registered investment company to an operating company. Although the Company may historically have operated as a registered investment company, the result of the Receivership is that the Company can no longer operate as a registered investment company. The only chance for the shareholders of the Company to recognize any value from their investment in the Company is to allow the Company to change the nature of its business such that it should no longer be a registered investment company under the Investment Company Act.

Current Business Strategy and Operations

The Company continues to explore options to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity. The New Board continues to search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company. The Company believes that it no longer qualifies as an “investment company” within the meaning of the Investment Company Act, and has engaged in a strategy to convert from a registered investment company to an operating company. The Company has satisfied its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for the last fiscal year, and is a mandatory filer under the Exchange Act. It will continue to list its common stock on the Pink OTC Markets for the benefit of its shareholders. As a result of these efforts, the Company is and holds itself out as being engaged primarily in the business of seeking either (i) a new business to enter into; or, (ii) merger or acquisition candidates which would benefit from being public.

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

During the year ended June 30, 2018 we did not engage in any business activities that provided us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition or entered into a new business. Rather, the Company intends to borrow money to finance ongoing operations.

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

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not maintain a website and there is no estimate for when such a website will be maintained by the Company. Our corporate offices are located at 140 West 31st Street, Second Floor, New York, New York, 10001. Our telephone number is 212-686-1515.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because of factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our future operations and could have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock could drop significantly.

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

On January 18, 2018 the Company filed Form 40-8(f) with the SEC; Application Pursuant to Section 8(f) of The Investment Company Act of 1940 for an Order Declaring that Applicant has Ceased to be an Investment Company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Annual Statement, the Company has not received any response from the SEC in regard to the Amended Application.

ITEM 2.	PROPERTIES

We do not currently own any property. The Company’s corporate documents are stored at a storage facility. We share office space with Roran, for which we are not charged a fee. Our administrative functions are provided through Roran, for which we are not charged a fee. We may need to rent office space in the future. As of September 04, 2018, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink:

Year Ended June 30, 2017	High	Low

First Quarter ended September 30, 2016	$0.02	$0.01
Second Quarter ended December 31, 2016	$0.01	$0.01
Third Quarter ended March 31, 2017	$0.03	$0.01
Fourth Quarter ended June 30, 2017	$0.01	$0.01

Year Ended June 30, 2018	High	Low

First Quarter ended September 30, 2017	$0.02	$0.01
Second Quarter ended December 31, 2017	$0.02	$0.01
Third Quarter ended March 31, 2018	$0.05	$0.04
Fourth Quarter ended June 30, 2018	$0.075	$0.02

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

Number of Equity Security Holders

As of September 04, 2018 we had 320 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2018 and 2017 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

The Company is clearly no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed a Form 10-K for that period, and subsequently has filed all required Forms 10-Q and this Form 10-K in a timely fashion. The Company also filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Annual Statement, the Company has not received any response from the SEC in regard to the Amended Application.

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company (described in Note 4 to the Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

Results of Operations

For the year ended June 30, 2018 as compared to the year ended June 30, 2017

	For the Fiscal Year Ended:
	June 30, 2018	June 30, 2017

Income
Interest Income	$-	$192
Total Income	-	192
Expense
Realized and unrealized loss on investments	-	100,425
Administrative expenses	101,309	273,688
Interest Expense	39,542	-
Total expenses	140,851	374,113
Net Loss	$(140,851)	$(373,921)

Revenues

Since there were no operations, revenues for the year ended June 30, 2017 were minimal, and there was no revenue for the year ended June 30, 2018. The limited revenue we had was interest generated from investments. All of the Company’s revenue generating assets were liquidated as part of the Receivership. We expect that the Company will not generate any revenue until we can execute on our plan to enter into a new business or merge with or otherwise acquire another business. Even if we are successful in closing such a transaction, there is still no assurance we will generate any revenue.

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

Total expenses for the year ended June 30, 2018 totaled $140,851. These expenses consisted primarily of legal and accounting and administrative expense to maintain the Company’s status as a mandatory filer with the SEC; and, interest expense.

Personnel

The Company had no employees for the years ended June 2018 and June 30, 2017. Any expenses related to “personnel” were for professional fees, consultants, and contractors engaged by the receiver to assist with the Receivership, or maintain the corporate existence of the Company.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

Yitzhak Zelmanovitch

Roran Capital, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2018
Judgment Payable (acquired by Roran from SBA)	$10,427,300

Interest on Judgment Payable	$156,953

Convertible Note Payable (See Note 4)	$99,338

Interest on Convertible Note Payable	$6,307
$10,689,898

Liquidity and Capital Resources

We had cash and cash equivalents of $4,624 as of June 30, 2018 and a working capital deficit of $10,655,587 as of June 30, 2018. During the fourth quarter of fiscal year 2018 and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have no operating business and we generate no revenue. While we are focused on identifying a new business to enter into, or merge with or otherwise acquire an operating business, even those activities require capital. We also need to maintain our corporate existence and become current in our filings with the SEC. We will borrow the needed capital from Roran, and seek other sources for capital. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended June 30, 2018 we reported a net loss of $140,851, and had negative cash flows from operating activities totaling ($94,714) for the same period. Combined with a beginning cash balance of $-0- as of July 1, 2017, we had a positive net change in cash during 2018 of $4,624.

As of June 30, 2018 we had assets of cash in the amount of $4,624, and no other assets as the Company has ceased operations. As of June 30, 2018 we had liabilities of $10,660,211. The Company’s accumulated deficit was $28,110,948.

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

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2018. The Company also effectively ceased business operations in May 2014 upon the appointment of the SBA as receiver and the commencement of the Receivership. Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company assets and the payment of proceeds to the SBA and the costs of the Receivership.

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

Our independent registered public accounting firm, in its report for the year ended June 30, 2018 has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

At June 30, 2018, we had $4,624 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Waterside Capital Corporation (the “Company”) as of June 30, 2018 and 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues and does not have working capital. The Company’s has no active business to generate cash flows to repay its current and future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

September 04, 2018

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2018 and 2017

	2018	2017
ASSETS
Cash	$4,624	$-
TOTAL ASSETS	$4,624	$-
LIABILITIES & STOCKHOLDERS DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$6,595	$-
Convertible Note Payable – Roran, net of debt discount	63,055	-
Accrued Interest Payable	163,261	147,569
Judgment Payable	10,427,300	10,427,300
Total Current Liabilities	10,660,211	10,574,869
Total Liabilities	10,660,211	10,574,869
Equity
Common Stock par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,539,813	15,479,680
Accumulated deficit	(28,110,948)	(27,970,097)
Total Stockholders Deficit	(10,655,587)	(10,574,869)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$4,624	$—

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the years ended June 30, 2018 and 2017

	2018	2017
Income
Interest – Other	$—	$192
Total Income	—	192

Expenses

Realized and Unrealized Loss on Investments	—	100,425
Administrative Expenses	101,309	273,688
Interest Expense	39,542	—
Total Expenses	140,851	374,113

Net Loss	$(140,851)	$(373,921)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548
Net Loss Per Share	$(0.07)	$(0.20)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the years ended June 30, 2018 and 2017

		Common Stock
		($1 Par Value)		Additional
			Par	Paid-In	Accumulated
		Shares	Value	Capital	Deficit	Total

7/01/2016	Balance	1,915,548	1,915,548	15,479,680	(27,596,176)	(10,200,948)

	Net Loss for the year	—	—	—	(373,921)	373,921

7/01/2017	Balance	1,915,548	1,915,548	15,479,680	(27,970,097)	(10,574,869)

	Beneficial Conversion Feature	—	—	60,133	—	60,133

	Net Loss for the year	—	—	—	(140,851)	(140,851)

6/30/2018	Balance	$1,915,548	1,915,548	15,539,813	(28,110,948)	(10,655,587)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the years ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(140,851)	$(373,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of interest	23,850
Loss on investments and other assets		104,000
Depreciation and amortization expense	—	438
Changes in assets and liabilities
Accounts payable	6,595	—
Accrued interest payable	15,692	—
Net cash used in operating activities	(94,714)	(269,483)

Cash flows from investing activities:
Proceeds from sale/settlement of investments	—	85,000

Net cash provided by investing activities	—	85,000

Cash flows from financing activities:
Payments on SBA judgment	—	(274,002)
Roran Capital: Loan from Roran	24,338	—
Roran Capital: Note from Roran	75,000	—

Net cash provided by (used in) financing activities	99,338	(274,002)

Net increase (decrease) in cash	4,624	(458,485)

Cash, beginning of year	—	458,485

Cash, end of year	$4,624	$—

Supplemental disclosure of non-cash investing activity
Transfer of note receivable to SBA to settle part of accrued interest	$—	$75,000

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company has no operating assets of any value, and the Company no longer has the SBIC license from the SBA. The Company is clearly no longer operating as a registered investment company under the Investment Company Act. The Company will now seek to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity, and has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company.

The Company has filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Annual Statement, the Company has not received any response from the SEC in regard to the Amended Application.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations and it continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see Notes 4 and 6.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2018 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2018 do not contain any adjustments for this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End

The Company elected June 30th as its fiscal year-end date.

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

Beneficial conversion feature – The issuance of the convertible debt described in Note 4 generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital). The BCF is amortized into interest expense over the life of the related debt.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification (“ASC”) for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20 related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of ASC 740-10-25-13. ASC 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25-13.

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

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 3 – INVESTMENTS AND NOTES RECEIVABLE

The Company’s legacy assets primarily consisted of prior investments that were composed of equity and debt securities that were either in default or distressed in nature. The Receiver liquidated the assets through negotiations and the investments are written down to their estimated net realizable value through recognizing other-than-temporary impairment losses. The activity in the investment account is as follows:

	Equity	Debt
	Securities	Securities	Total

Balance at June 30, 2016	$110,000	$-	$110,000

Cash proceeds collected	(10,000)	0	(10,000)

Impairment recognized	(100,000)	0	(100,000)

Balance at June 30, 2017	-	-	-

Balance at June 30, 2018	$-	$-	$-

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2018, the Company’s outstanding judgment payable totaled $10,427,300, and interest payable totaled $156,933.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate is 0.094%. The Company has accrued $9,385 in interest on the judgment payable during the year ended June 30, 2018.

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

As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $99,338 as of June 30, 2018. The Company recorded a BCF due the conversion option of $60,133 and the unamortized balance at June 30, 2018 is $36,283. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date.

NOTE 5 - INVESTMENTS AND NOTES RECEIVABLE

The Company’s legacy assets primarily consisted of prior investments that were composed of equity and debt securities. During the Receivership, the investments were either in default or distressed in nature. The Receiver liquidated the assets through negotiations and the investments were written down to their estimated net realizable value through recognizing other-than-temporary impairment losses. During the year ended June 30, 2016, the Receiver liquidated the remaining investment assets and recognized a loss of $100,425.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2018
Judgment Payable (acquired by Roran from SBA)	$10,427,300

Interest on Judgment Payable	$156,953

Convertible Note Payable (See Note 4)	$99,338

Interest on Convertible Note Payable	$6,307
$10,689,898

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting or financial disclosure matters during 2018 and 2017, respectively. In the past the Company was not required to engage an independent registered public accounting firm due to its status as a registered investment company. Since the Company is no longer a registered investment company, it engaged the services of Haskell & White LLP in January 2018 to serve as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Zindel Zelmanovitch, our Chief Executive Officer (who is also our Chief Financial Officer), is also our Principal Executive Officer and Principal Financial Officer. Mr. Zelmanovitch evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework , our management concluded that, as of June 30, 2018 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected during our financial close and reporting process.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended June 30, 2018, we believe that as of June 30, 2018 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2019 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

There was no executive compensation for the fiscal years ended June 30, 2018 and 2017, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2018 and 2017, respectively, there were no outstanding equity awards. At this time we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2017, and 2018, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

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

The following table provides information regarding the beneficial ownership of our common stock as of September 04, 2018, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

The following table provides information regarding the fees billed to us by Haskell & White LLP in the years ended June 30, 2018 and 2017. All fees described below were approved by Board:

	For the years ended June 30
	2018	2017
Audit Fees (1)	$25,500	$22,500

Audit Related Fees (2)	-0-	-0-

Tax Fees (3)	0	0-

All Other Fees (4)	-0-	-0-

Total Fees:	$25,500	$22,500

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Registrant and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Registrant in favor of Roran Capital LLC in an amount up to $150,000, incorporated by reference to Exhibit 10.3 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court for The Eastern District of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commissions on April 12, 2018.

(*)	Filed herewith.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 05, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Zindel Zelmanovitch	Chairman of the Board;	September 05, 2018
Chief Executive Officer;
Chief Financial Officer

