Form 10-Q
period 2018-09-30
WATERSIDE CAPITAL CORP
filed 2018-11-13
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]

	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The outstanding number of shares of common stock as of November 9, 2018 was: 1,915,548.

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of September 30, 2018 (Unaudited) and June 30, 2018

	June 30, 2018	Sept 30, 2018
		(Unaudited)
ASSETS
Cash	$4,624	$17,650
TOTAL ASSETS	$4,624	$17,650

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$6,595	$2,845
Convertible Note Payable - Roran, net of debt discount	63,055	86,639
Accrued Interest Payable	163,261	169,174
Judgment Payable	10,427,300	10,427,300
Total Current Liabilities	10,660,211	10,685,958

Total Liabilities	10,660,211	10,685,958

Equity
Common Stock, par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,539,813	15,556,480
Accumulated Deficit	(28,110,948)	(28,140,336)
Total Equity	(10,655,587)	(10,688,308)
TOTAL LIABILITIES & EQUITY	$4,624	$17,650

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

Income
Interest – Other	$-	$-
Total Income	-	-

Expense
Administrative Expenses	8,223	24,761
Interest Expense	21,165	601
Total Expense	29,388	25,362

Net loss	$29,388	$25,362

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,915,548	1,915,548
Net Loss Per Share-Basic and Diluted	$(0.02)	$(0.01)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Net Loss	$(29,388)	$(25,362)
Adjustments to reconcile Net Loss to net cash used in operations:
Debt Discount	15,251	-
Accounts Payable	(3,750)	2,845
Accrued Interest Payable	5,913	601
Net cash used by Operating Activities	(11,974)	(21,916)
FINANCING ACTIVITIES
Proceeds from convertible note payable- from Roran Capital	25,000	21,916
Net cash provided by Financing Activities	25,000	21,916
Net cash increase for period	13,026	-
Cash at beginning of period	4,624	-
Cash at end of period	$17,650	-

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$16,667	14,611

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

The Company has filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. On October 30, 2018, in response to verbal comments from the SEC, the Company filed a Second Amended Application. As of the date of this Quarterly Statement, the Company has not received any response from the SEC in regard to the Second Amended Application.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s 2018 Annual Report.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

September 30, 2018

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate is 0.094%. The Company has accrued $159,299 in interest on the judgment payable as of the period ended September 30, 2018.

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

As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $124,338 as of September 30, 2018. The Company recorded a BCF due the conversion option of $76,800, and the unamortized balance at September 30, 2018 is $37,699. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date in March 2019.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

September 30, 2018
Judgment Payable (acquired by Roran from SBA)	$10,427,300

Interest on Judgment Payable	$159,299

Convertible Note Payable (See Note 4)	$124,338

Interest on Convertible Note Payable	$9,875
$10,720,812

NOTE 6 – SUBSEQUENT EVENTS

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

The following discussion of the results of operations for the three months ended September 30, 2018 and 2017, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on September 5, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company is no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed a Form 10-K for that period. Prior to the filing of that 10-K, on January 18, 2018 the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. On October 30, 2018, in response to verbal comments from the SEC, the Company filed a Second Amended Application. As of the date of this Quarterly Statement, the Company has not received any response from the SEC in regard to the Second Amended Application.

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

While our significant accounting policies are described in more detail in Note 2 of our quarterly financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Comparison of Three Months Ended September 30, 2018 And 2017

During the three months ended September 30, 2018 and September 30, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying and becoming current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $8,223 for the three months ended September 30, 2018 compared to $24,761 for the three months ended September 30, 2017. The decrease of $16,538 was primarily due to less activity in the current period as the prior comparable period required more work to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $21,165 for the three months ended September 30, 2018 compared to $601 for the three months ended September 30, 2017. The increase of $20,564 was primarily due to an increase in borrowing under the convertible loan facility, as discussed below.

Net Loss

We reported a net loss of $29,389 during the three months ended September 30, 2018 compared to a net loss of $25,363 in the comparable period of 2017. The increase was due to higher interest expenses.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in 2018 and through September 30, 2018, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements, and of this amount, we have drawn approximately $125,000 as of September 30, 2018. Amounts due under the loan facility are payable in March 2019.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2018 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three months ended September 30, 2018 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

Zindel Zelmanovitch is our president, secretary and our chief financial officer. Mr. Zelmanovitch is only required to devote a small portion of his time to our affairs on a part-time or as-needed basis. No compensation has been paid to Mr. Zelmanovitch for his services as an officer and director. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating Business Targets.

At September 30, 2018, we had only $17,650 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”), and as of September 30, 2018, approximately $125,000 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 19, 2019. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

Date: November 13, 2018	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

