Form 10-Q
period 2018-12-31
WATERSIDE CAPITAL CORP
filed 2019-02-19
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The outstanding number of shares of common stock as of February 15, 2019 was: 1,915,548.

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of December 31, 2018 (Unaudited) and June 30, 2018

	June 30, 2018	December 31, 2018
		(Unaudited)
ASSETS
Cash	$4,624	$10,744
TOTAL ASSETS	$4,624	$10,744

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$6,595	$2,845
Convertible Note Payable - Roran, net of debt discount	63,055	113,821
Accrued Interest Payable	163,261	175,405
Judgment Payable	10,427,300	10,427,300
Total Current Liabilities	10,660,211	10,719,371

Total Liabilities	10,660,211	10,719,371

Equity
Common Stock, par value $1.00, 10,000,000 shares authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,539,813	15,566,480
Accumulated Deficit	(28,110,948)	(28,190,625)
Total Equity	(10,655,587)	(10,708,597)
TOTAL LIABILITIES & EQUITY	$4,624	$10,744

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Three Months Periods Ended		Six Months Periods Ended
	December 31,		December 31,
	2018	2017	2018	2017

Income
Interest - Other	$-	$-	$-	$-
Total Income	-	-	-	-

Expense
Administrative Expenses	21,876	18,990	30,100	43,751
Interest expense	28,412	4,047	49,577	4,648
Total Expense	50,288	23,037	79,677	48,399

Net Loss	$50,288	$23,037	$79,677	$48,399

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	1,915,548	1,915,548	1,915,548	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.03)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2018 and 2017

(Unaudited)

	2018	2017
OPERATING ACTIVITIES
Net Loss	$(79,677)	$(48,399)
Adjustments to reconcile Net Loss to net cash used in operations to net cash provided by operations:
Amortization of interest	37,433	3,194
Changes in assets and liabilities
Acounts Payable	(3,750)	2,478
Accrued Interest Payable	12,144	1,454
Net cash used by Operating Activities	(33,850)	(41,273)

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	40,000	49,338
Net cash provided by Financing Activities	40,000	49,338
Net cash increase for period	6,150	8,065

Cash at beginning of period	4,624	-

Cash at end of period	$10,774	$8,065

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$26,667	$26,799

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2018

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

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations and it continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see Notes 3 and 5.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s June 30, 2018 Financial statements included in its 2018 Annual Report on Form 10-K.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2018

Beneficial conversion feature – The issuance of the convertible debt described in Note 3 generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with a non-seperated embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital). The BCF is amortized into interest expense over the life of the related debt.

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

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate is 0.094%. The Company has accrued $161,645 in interest on the judgment payable as of December 31, 2018.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $139,338 as of December 31, 2018. The Company recorded a BCF due the conversion option of $86,800, and the unamortized balance at December 31, 2018 is $25,517. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date in March 2019. The Company is currently negotiating with Roran to extend the due date and provide additional funding.

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

December 31, 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

December 31, 2018
Judgment Payable (acquired by Roran from SBA)	$10,427,300

Interest on Judgment Payable	$161,645

Convertible Note Payable (See Note 4)	$139,338

Interest on Convertible Note Payable	$13,759
$10,742,042

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date of the filing of this Quarterly Report on Form 10-Q to determine if they must be reported, and there are no subsequent events to be reported.

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

The following discussion of the results of operations for the three and six months ended December 31, 2018 and 2017, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on September 5, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of Three Months Ended December 31, 2018 And 2017

During the three months ended December 31, 2018 and December 31, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying and becoming current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $21,876 for the three months ended December 31, 2018 compared to $18,990 for the three months ended December 31, 2017. The increase was primarily due to more activity in the current period as the prior comparable period required less work to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $28,412 for the three months ended December 31, 2018 compared to $4,047 for the three months ended December 31, 2017. The increase was primarily due to an increase in borrowing under the convertible loan facility.

Net Loss

We reported a net loss of $50,288 during the three months ended December 31, 2018 compared to a net loss of $23,037 in the comparable period of 2017. The increase was due to higher interest expenses.

Comparison of Six Months Ended December 31, 2018 And 2017

During the six months ended December 31, 2018 and December 31, 2017, respectively, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying and becoming current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $30,100 for the six months ended December 31, 2018 compared to $43,751 for the six months ended December 31, 2017. The decrease was primarily due to less activity in the current period as the prior comparable period required more work to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $49,577 for the six months ended December 31, 2018 compared to $4,648 for the six months ended December 31, 2017. The increase was primarily due to an increase in borrowing under the convertible loan facility.

Net Loss

We reported a net loss of $79,677 during the six months ended December 31, 2018 compared to a net loss of $48,399 in the comparable period of 2017. The increase was due to higher interest expenses.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in fiscal 2018 and through December 31, 2018, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements, and of this amount, we have drawn approximately $139,338 as of December 31, 2018. Amounts due under the loan facility are payable in March 2019. The Company is currently negotiating with Roran to extend the due date and provide additional funding.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2018 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three and six months ended December 31, 2018 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At December 31, 2018, we had only $10,744 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”), and as of December 31, 2018, approximately $139,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 19, 2019. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

Date: February 19, 2019	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

