Form 10-Q
period 2019-03-31
WATERSIDE CAPITAL CORP
filed 2019-05-20
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The outstanding number of shares of common stock as of May 16, 2019 was: 1,915,548.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of March 31, 2019 (Unaudited) and June 30, 2018

	March 31, 2019	June 30, 2018
ASSETS
Cash	$13,509	$4,624
TOTAL ASSETS	$13,509	$4,624

LIABILITIES & EQUITY
Liabilities
Current Liabilitites
Accounts Payable	$2,845	$6,595
Convertible Note Payable - Roran, net of debt discount	154,338	63,055
Accrued Interest Payable	182,335	163,261
Judgment Payable	10,427,300	10,427,300
Total Current Liabilities	10,766,818	10,660,211

Total Liabilities	10,766,818	10,660,211

Equity
Common Stock par value $1.00, 10,000,000 shared authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,576,480	15,539,813
Accumulated Deficit	(28,245,337)	(28,110,948)
Total Equity	(10,753,309)	(10,655,587)
TOTAL LIABILITIES & EQUITY	$13,509	$4,624

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	March 31,		March 31,
	2019	2018	2019	2018

Expense
Administrative Expenses	12,265	25,842	42,365	69,593
Interest Expense	42,447	9,516	92,024	14,164
Total Expense	54,712	35,358	134,389	83,757

Net Loss	$(54,712)	$(35,358)	$(134,389)	$(83,757)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	1,915,548	1,915,548	1,915,548	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2019 and 2018 (Unaudited)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
6/30/2017 Balance	1,915,548	$1,915,548	$15,479,680	$(27,970,097)	$(10,574,869)

Beneficial conversion feature	-	-	43,466	-	$43,466

Net loss for the period	-	-	-	(83,757)	(83,757)

3/31/2018 Balance	1,915,548	$1,915,548	$15,523,146	$(28,053,854)	$(10,615,160)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
7/1/2018 Balance	1,915,548	$1,915,548	$15,539,813	$(28,110,948)	$(10,655,587.00)

Beneficial conversion feature	-	-	36,667	-	36,667

Net Loss for the period	-	-	-	(134,389)	(134,389)

3/31/2019 Balance	1,915,548	$1,915,548	$15,576,480	$(28,245,337)	$(10,753,309)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Nine Month Periods Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(134,389)	$(83,757)
Adjustments to reconcile Net Loss to net cash used in operations
Amortization of interest	72,950	11,250
Changes in assets and liabilities
Acounts Payable	(3,750)	2,845
Accrued Interest Payable	19,074	2,914
Net cash used by Operating Activities	(46,115)	(66,748)

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	55,000	74,338
Net cash provided by Financing Activities	55,000	74,338
Net cash increase for period	8,885	7,590

Cash at beginning of period	4,624	-

Cash at end of period	$13,509	$7,590

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$36,667	$43,464

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

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

The Company effectively stopped conducting an active business upon the appointment of the SBA as receiver and the commencement of the court ordered receivership (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. On June 28, 2017, the Receivership was terminated with the entry of a Final Order by the Court. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. Upon termination of the Receivership Roran took possession of all books and records made available to it by the SBA, and Roran expended, and has continued to expend, its own funds to maintain the viability of the Company.

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

The Company has filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. On October 30, 2018, in response to verbal comments from the SEC, the Company filed a Second Amended Application. As of the date of this Quarterly Statement, the Company has not received any formal response from the SEC in regard to the Second Amended Application.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended June 30, 2018. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the June 30, 2018 audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. For further information, refer to the audited financial statements and notes for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 5, 2018.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets, and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see Notes 3 and 5.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

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

March 31, 2019

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

March 31, 2019

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

March 31, 2019

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

March 31, 2019

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

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable are now owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate is 0.094%. The Company has accrued $163,991 in interest on the judgment payable as of March 31, 2019. On May 16, 2019, Roran forgave the entire principal amount and interest due thereon of $10,609,635.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $154,338 as of March 31, 2019. The Company recorded a BCF due the conversion option of $96,800, which has been fully amortized as of March 31, 2019. The debt discount has been amortized as interest expense through the maturity date in March 2019. The Company is currently negotiating with Roran to extend the maturity date of the note which expired in March 2019 and provide additional funding.

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

March 31, 2019

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

March 31, 2019
Judgment Payable (acquired by Roran from SBA)	$10,427,300

Interest on Judgment Payable	$163,991

Convertible Note Payable (See Note 4)	$154,338

Interest on Convertible Note Payable	$18,343
$10,763,972

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date of the filing of this Quarterly Report on Form 10-Q to determine if they must be reported, and there are no subsequent events to be reported except that on May 16, 2019, Roran forgave the entire amount due on its judgment for both principal and interest of $10,609,635.

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

The following discussion of the results of operations for the three and nine months ended March 31, 2019 and 2018, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on September 5, 2018. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Assumption as a Going Concern

Management prepares the Company’s financial statements on the basis that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, given our current financial position and lack of liquidity, there is substantial doubt about our ability to continue as a going concern.

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

Comparison of Three Months Ended March 31, 2019 And 2018

During the three month periods ended March 31, 2019 and 2018, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $12,265 for the three months ended March 31, 2019 compared to $25,842 for the three months ended March 31, 2018. The decrease was primarily due to less activity in the current period as the prior comparable period required more expenditures for professional services to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $42,447 for the three months ended March 31, 2019 compared to $9,516 for the three months ended March 31, 2018. The increase was primarily due to an increase in borrowing under the convertible loan facility.

Net Loss

We reported a net loss of $54,712 during the three months ended March 31, 2019 compared to a net loss of $35,358 in the comparable period of 2018. The increase was due to higher interest expenses.

Comparison of Nine Months Ended March 31, 2019 And 2018

During the nine month periods ended March 31, 2019 and 2018, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $42,365 for the nine months ended March 31, 2019 compared to $69,593 for the nine months ended March 31, 2018. The decrease was primarily due to less activity in the current period as the prior comparable period required more expenditures for professional services to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $92,024 for the nine months ended March 31, 2019 compared to $14,164 for the nine months ended March 31, 2018. The increase was primarily due to an increase in borrowing under the convertible loan facility.

Net Loss

We reported a net loss of $134,389 during the nine months ended March 31, 2019 compared to a net loss of $83,757 in the comparable period of 2018. The increase was due to higher interest expenses.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in fiscal 2018 and through March 31, 2019, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $150,000 in order to partially meet our most critical cash requirements, and of this amount, we have drawn approximately $154,338 as of March 31, 2019. Amounts due under the loan facility are were due and payable in March 2019. The Company is currently negotiating with Roran to extend the due date and provide additional funding.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2018 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three and nine months ended March 31, 2019 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At March 31, 2019, we had only $13,509 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran (the “Note”), and as of March 31, 2019, approximately $139,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note, which has matured and is currently in default, although the parties are discussing an extension. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

The Note issued under the Loan Agreement was offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 28, 1998.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Company and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Company in favor of Roran Capital in an amount up to $150,000, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 12, 2018.

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2019	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

