Form 10-K
period 2019-06-30
WATERSIDE CAPITAL CORP
filed 2019-09-30
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on September 23, 2019, was approximately $63,213 (1,915,548 shares at $0.033 per share).

As of September 23, 2019, there were 1,915,548 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

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

The Company was incorporated in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Corporation (“SBIC”). The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Act, the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

On March 30, 2010, the SBA notified the Company that its account had been transferred to liquidation status and that the outstanding debentures of $16.1 million plus accrued interest (the “Debentures”) were due and payable within fifteen days of the date of the letter. The Company did not possess adequate liquid assets to make this payment. The Company negotiated terms of a settlement agreement with the SBA effective September 1, 2010. The Debentures were repurchased by the SBA in September 2010, represented by a Note Agreement between the SBA and the Company. The Note Agreement had a maturity of March 31, 2013. In the event of a default, the SBA had the ability to seek receivership.

On May 24, 2012 the SBA delivered to the Company a notice of an event of default for failure to meet the principal repayment schedule under the Note Agreement (the “Notice”). Under the terms of the Notice and the Note Agreement the SBA maintained a continuing right to terminate the Note Agreement and appoint a receiver to manage the Company’s assets.

On November 20, 2013 the SBA filed a complaint in the United States District Court for the Eastern District of Virginia (the “District Court”) seeking, among other things, receivership for the Company and a judgment in the amount outstanding under the Note Agreement plus continuing interest. The complaint alleged that as of October 31, 2013 there remained an outstanding balance of $11,762,634.58 under the Note Agreement, including interest, which continued to accrue at the rate of $2,021.93 per day. The SBA, in filing the complaint, requested that the District Court take exclusive jurisdiction of the Company and all of its assets wherever located and appoint the SBA as permanent receiver of the Company for the purpose of liquidating all of the Company’s assets and satisfying the claims of its creditors in the order of priority as determined by the District Court.

On May 28, 2014 the District Court entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA as receiver of the Company, and the SBA designated Charles Fulford as its principal agent to act on its behalf as the receiver (the “Receiver”). The Order authorized the Receiver to act for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets. The Order also served to enter judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722.31. Such amount represented $11,700,000 in principal and $70,722.31 in accrued interest. The District Court assumed jurisdiction over the Company and the SBA was appointed Receiver effective May 28, 2014.

The Company effectively stopped conducting an active business upon the appointment of the SBA as Receiver and the commencement of the receivership ordered by the District Court (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the Receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership.

The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017, in conjunction with the entry by the District Court of the Order Approving the Procedures for Winding Up and Terminating the Receivership Estate. On June 28, 2017, the Receivership was terminated pursuant to the entry of a Final Order by the District Court further discharged all claims and obligations of the Company other than the judgment held by SBA (the “Final Order”). Prior to the Final Order the Receiver provided notice to all shareholders of the Company. The Receiver also initiated separate contact with the largest shareholders of the Company in an attempt to identify a shareholder willing to assume responsibility for the control of the Company on behalf of the Company’s shareholders. Roran Capital, LLC (“Roran”) was the only shareholder willing to assume such control. As such, at the direction of the Receiver, paragraph 4 of the Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. At that time Roran owned 51,000 shares of the Company which represented 2.7% of the issued and outstanding common stock at that time (and owns 81,000 shares currently as a result of open market purchases of 30,000 shares on May 17, 2019 made by Roran, which represents 4.2% of the issued and outstanding shares of the Company at this time). 99% of the equity interests in Roran were at the time, and remain, beneficially owned by Yitzhak Zelmanovitch. At the time of the Final Order, the Company had no assets, and a remaining sole liability owed to the SBA in an amount exceeding $10,000,000.

Upon termination of the Receivership, Roran took possession of all books and records made available to it by the Receiver. The termination of the Receivership, and the termination of the power and authority of the Receiver, left the Company with no Board of Directors and no officers. It was impossible to convene a shareholders meeting as there were no corporate officers or directors to provide (i) notice, or (ii) the administrative oversight required for such a meeting. Upon the advice of former counsel, Roran, in reliance on and in compliance with the Final Order, sought to appoint a new board of directors (the “New Board”). Without a New Board, the Company would be unable to operate as a viable business, and appointment by Roran was the only manner in which the New Board could be constituted.

Roran expended a good faith effort to seek out qualified third parties to serve on the New Board. Because of the liability exposure inherent in serving on the board of a public company, the Company’s lack of financial resources, and the Company’s loss of its SBIC license, Roran was unable to locate any qualified individuals to serve on the New Board and thus appointed Zindel Zelmanovitch, the father of Yitzhak Zelmanovitch, as the sole director and officer of the Company. Zindel is an experienced business person who has previously served as the CEO and director of a public company, thus although related to the 99% owner of Roran, he has objectively acceptable qualifications to serve in this dual position. Zindel Zelmanovitch has never owned any shares of stock of the Company and has not been compensated for any of his services as a director or officer of the Company to date.

In his capacity as the sole director and officer of the Company, Zindel Zelmanovitch considered a variety of options for the Company, including bankruptcy and liquidation, neither of which would have yielded any economic benefit for the Company’s shareholders. Thus, Zindel Zelmanovitch negotiated with Roran to provide a loan or loans to fund reasonable expenses of the Company, on arm’s length terms, so long as progress was being made to reorganize the Company and to identify either (i) a new business to enter into; or, (ii) an active business with which to merge or otherwise acquire, which would benefit from operating as a public entity. The New Board (Zindel Zelmanovitch) has continued to work toward achieving that goal. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000 (which has now been forgiven in full as stated below), the New Board (Zindel Zelmanovitch) concluded that continuing to operate as a registered investment company was impossible; furthermore, the consistent feedback from third parties with which the New Board has sought to consummate a transaction to commence a new business or acquire or merge a new business into the Company, has been that until the Company’s Application Pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be an Investment Company is approved, no such transaction is feasible. See Item 1B. Unresolved Staff Comments.

Since the entry of the Final Order (June 28, 2017) and the termination of the Receivership, the Company has been maintained for the benefit of its shareholders and pursuant to, and in compliance with, the Final Order. The Company has no assets, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. While it would have been possible for the Company to merely dissolve, the Company has instead decided to endeavor to reconstitute itself as a viable business. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. The Company has filed all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company under the Investment Company Act so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed Form 10-K for that period, and has subsequently timely filed all periodic reports on Forms 10-Q and Form 10-K.

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable were owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate is 0.094%. The Company has accrued $163,991 in interest on the judgment payable as of March 31, 2019. On May 16, 2019, Roran forgave the entire principal amount and interest due thereon of $10,609,635.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $154,338 as of March 31, 2019. The Company has extended the maturity date of the note September 19, 2019 and the maximum principal amount of the note to $200,000. The use of proceeds of this loan has been and continues to be the payment by the Company of its reasonable operational expenses payable to third party service providers (consisting solely of third party expenses such as legal, accounting, transfer agent and edgarization costs, all at the actual cost for such services), and the loan is not a senior or a secured instrument.

The Company is currently authorized to issue twenty five thousand (25,000) shares of preferred stock, with a par value of $1.00 per share. There are zero (0) shares of preferred stock issued. The Company is also authorized to issue ten million (10,000,000) shares of common stock, with a par value of $1.00 per share. As of October 29, 2018 and currently, 1,915,548 shares of common stock of the Company were outstanding. These shares are quoted over the counter with Pink OTC Markets Inc. under the ticker symbol “WSCC” and are held by 320 shareholders of record, as of October 29, 2018 and currently. The Company does not have any other equity securities outstanding.

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

During the year ended June 30, 2019 we did not engage in any business activities that provided us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition or entered into a new business. Rather, the Company intends to borrow money to finance ongoing operations.

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

We have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or start our own operations.

Since the Company has no assets and no present source of revenues, we are dependent upon the financial support of Roran.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues or cash flow from operations. Roran is providing us with funding, on an as needed basis, under a loan arrangement, with amounts advanced limited to enabling us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting and legal fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. The amount to be loaned by Roran in the interim financing arrangement is limited to $200,000.

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

On January 18, 2018 the Company filed Form 40-8(f) with the SEC; Application pursuant to Section 8(f) of The Investment Company Act of 1940 for an order declaring that the Company has ceased to be an investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company initially responded to those comments with the filing of an Amended Application on June 4, 2018 and most recently on August 26, 2019. As of the date of this Annual Report, the Company has not reached final resolution from the SEC in regard to the Amended Application.

ITEM 2.	PROPERTIES

We do not currently own any property. The Company’s corporate documents are stored at a storage facility. We share office space with Roran, for which we are not charged a fee. Our administrative functions are provided through Roran, for which we are not charged a fee. We may need to rent office space in the future. As of September 23, 2019, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

Reports

We are subject to certain filing requirements and will furnish annual financial statements to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial statements in our quarterly reports filed electronically with the SEC. All financial statements and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Computershare Investor Services Inc., 1500 Robert-Bourassa Blvd., 7th Floor, Montreal, Quebec, H3A 3S8, as its transfer agent.

Number of Equity Security Holders

As of September 23, 2019, we had 26 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2019 and 2018 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

The Company is clearly no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2018 nor any subsequent periods. Instead, the Company filed a Form 10-K for that period, and subsequently has filed all required Forms 10-Q and this Form 10-K in a timely fashion. The Company also filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018 and most recently on August 26, 2019. As of the date of this Annual Statement, the Company has not received any response from the SEC in regard to the Amended Application.

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

Results of Operations

For the year ended June 30, 2019 as compared to the year ended June 30, 2018

	For the Fiscal Year Ended:
	June 30, 2019	June 30, 2018
Income
Interest Income	$-	$-
Gain from extinguishment of debt	10,584,254
Total Income	10,584,254	-
Expense
Administrative expenses	66,344	101,309
Interest Expense	92,185	39,542
Total expenses	158,529	140,851
Net Income (Loss)	$10,425,725	$(140,851)

Revenues and Gains

Since there were no operations, revenues for the year ended June 30, 2018 were none, and there was no revenue for the year ended June 30, 2019. There was a gain from extinguishment of the Roran debt of $10,584,254 which is OFFSET by NOLs to limit our taxable income. All of the Company’s revenue generating assets were liquidated as part of the Receivership. We expect that the Company will not generate any revenue until we can execute on our plan to enter into a new business or merge with or otherwise acquire another business. Even if we are successful in closing such a transaction, there is still no assurance we will generate any revenue.

Expenses

The Company had no direct costs associated with generating revenue as the Company was not conducting any active business.

Total expenses for the year ended June 30, 2018 totaled $140,851. These expenses consisted primarily of legal and accounting and administrative expense to maintain the Company’s status as a mandatory filer with the SEC; and, interest expense.

Total expenses for the year ended June 30, 2019 totaled $158,529 These expenses consisted primarily of legal and accounting and administrative expense to maintain the Company’s status as a mandatory filer with the SEC; and, interest expense.

Personnel

The Company had no employees for the years ended June 30, 2018 and June 30, 2019. Any expenses related to “personnel” were for professional fees, consultants, and contractors engaged to maintain the corporate existence of the Company.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

Yitzhak Zelmanovitch

Roran Capital, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2019

Convertible Note Payable (See Note 4 of the accompanying financial statements)	$161,838

Interest on Convertible Note Payable	23,042
$184,880

Liquidity and Capital Resources

We had cash and cash equivalents of $8,993 as of June 30, 2019 and a working capital deficit of $183,195 as of June 30, 2019. During the fourth quarter of fiscal year 2019 and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have no operating business and we generate no revenue. While we are focused on identifying a new business to enter into, or merge with or otherwise acquire an operating business, even those activities require capital. We also need to maintain our corporate existence and become current in our filings with the SEC. We will seek to borrow the needed capital from Roran, and seek other sources for capital. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended June 30, 2019 we reported a net loss of $158,529 (not taking into account the extinguishment of debt income), and had negative cash flows from operating activities totaling ($94,714) for the same period. Combined with a beginning cash balance of $4,624 as of July 1, 2018, we had a positive net change in cash during 2018 of $4,368.

As of June 30, 2019 we had assets of cash in the amount of $8,993, and no other assets as the Company has ceased operations. As of June 30, 2019 we had liabilities of $192,188. The Company’s accumulated deficit was $17,685,223.

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

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2019. The Company also effectively ceased business operations in May 2014 upon the appointment of the SBA as receiver and the commencement of the Receivership. Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company assets and the payment of proceeds to the SBA and the costs of the Receivership.

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

Our independent registered public accounting firm, in its report for the year ended June 30, 2019 has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Waterside Capital Corporation (the “Company”) as of June 30, 2019 and 2018 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

September 30, 2019

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
ASSETS
Cash	$8,993	$4,624
TOTAL ASSETS	$8,993	$4,624

LIABILITIES & EQUITY
Liabilities
Current Liabilitites
Accounts Payable	$7,308	$6,595
Convertible Note Payable - Roran, net of debt discount	161,838	63,055
Accrued Interest Payable	23,042	163,261
Judgment Payable	-	10,427,300
Total Current Liabilities	192,188	10,660,211

Total Liabilities	192,188	10,660,211

Equity
Common Stock, $1.00 par value, 10,000,000 authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,586,480	15,539,813
Accumulated Deficit	(17,685,223)	(28,110,948)
Total Equity	(183,195)	(10,655,587)
TOTAL LIABILITIES & EQUITY	$8,993	$4,624

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Operations

For the years ended June 30, 2019 and 2018

	June 30
	2019	2018
Expense
Administrative Expenses	$66,344	$101,309
Interest expense	92,185	39,542
Total Expense	158,529	140,851

Net Loss from Operations	(158,529)	(140,851)

Gain on Extinguishment of Debt	10,584,254	$-

Net Income (Loss)	$10,425,725	$(140,851)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	1,915,548	1,915,548
Net Income (Loss) Per Share- Basic and Diluted	$5.44	$(0.07)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the years ended June 30, 2019 and 2018

	Common Stock		Additional
	($1 Par Value)		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2017	1,915,548	$1,915,548	$15,479,680	$(27,970,097)	$(10,574,869)

Beneficial conversion feature	-	-	60,133	-	60,133

Net loss for the period	-	-	-	(140,851)	(140,851)

Balance at June 30, 2018	1,915,548	1,915,548	15,539,813	(28,110,948)	(10,655,587)

Beneficial conversion feature	-	-	46,667	-	46,667

Net Income for the period	-	-	-	10,425,725	10,425,725

Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the years ended June 30, 2019 and 2018

	2019	2018

Cash Flow from Operating Activities
Net income (loss)	$10,425,725	$(140,851)
Adjustments to reconcile Net income (loss) to net cash used in operations:
Amortization of interest	75,450	23,850
Gain on Extinguishment of Debt	(10,584,254)	-
Changes in assets and liabilities
Accounts Payable	713	6,595
Accrued Interest Payable	16,735	15,692
Net cash used by operating activities	(65,631)	(94,714)

Cash flow from Financing Activities
Proceeds from convertible note payable	70,000	99,338
Net cash provided by financing activities	70,000	99,338

Net cash increase for period	4,369	4,624
Cash at beginning of period	4,624	-
Cash at end of period	$8,993	$4,624

Supplemental disclosure of non-cash financing activity

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$46,667	$-

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company has filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018 and most recently on August 26, 2019. As of the date of this Annual Statement, the Company was still working through comments from the SEC in regard to the Amended Application.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations and it continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has previously agreed to advance our Company funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see Notes 3 and 4.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2019 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2019 do not contain any adjustments for this uncertainty.

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

Beneficial conversion feature – The issuance of the convertible debt described in Note 4 generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is not bifurcated and is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital). The BCF is amortized into interest expense over the life of the related debt.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification (“ASC”) for the identification of related parties and disclosure of related party transactions.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

Tax years that remain subject to examination by major tax jurisdictions are generally the prior three (3) years for federal purposes, and the prior four (4) years for state purposes; however, as a result of the Company’s operating losses, all tax years remain subject to examination by tax authorities.

Net Income (Loss) Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2019, the Company’s outstanding judgment payable totaled $0 as the judgment had been satisfied in full.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable were owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate was 0.094%. The Company satisfied the judgment in full as Roran agreed to forgive the judgment and as of June 30, 2019, recognized a gain on extinguishment of debt of $10,584,254 which is fully offset by NOLs for income tax purposes.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. On June 17, 2019, the Company amended its Loan Agreement and Promissory Note with Roran Capital as follows: (i) the total amount to be loaned was increased to $200,000, and (ii) the maturity date was extended to September 19, 2019, and a further extension is being negotiated.

As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $169,338 as of June 30, 2019. The Company recorded a BCF due the conversion option of $106,800 and the unamortized balance at June 30, 2019 is $7,500. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our CEO and Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2019

Convertible Note Payable	$161,838

Interest on Convertible Note Payable	23,042
$184,880

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting or financial disclosure matters during 2019 and 2018, respectively. In the past the Company was not required to engage an independent registered public accounting firm due to its status as a registered investment company. Since the Company is no longer a registered investment company, it engaged the services of Haskell & White LLP in January 2017 to serve as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Zindel Zelmanovitch, our Chief Executive Officer (who is also our Chief Financial Officer), is also our Principal Executive Officer and Principal Financial Officer. Mr. Zelmanovitch evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework , our management concluded that, as of June 30, 2019 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and subject to sufficient financial resources being available will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2019.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Zindel Zelmanovitch	72	2017	Chief Executive Officer, Chairman, Secretary, Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended June 30, 2019, we believe that as of June 30, 2019 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2020 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

There was no executive compensation for the fiscal years ended June 30, 2019 and 2018, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2019 and 2018, respectively, there were no outstanding equity awards. At this time we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2019, and 2018, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

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

The following table provides information regarding the beneficial ownership of our common stock as of September 23, 2019, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable were now owed to Roran rather than the SBA. Waterside satisfied the judgment in full on May 16, 2019 as Roran agreed to forgive the judgment.

On September 19, 2017 the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. On June 17, 2019, the Company amended its Loan Agreement and Promissory Note with Roran Capital as follows: (i) the total amount to be loaned was increased to $200,000, and (ii) the maturity date was extended to September 19, 2019 and a further extension is being negotiated.

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

The following table provides information regarding the fees billed to us by Haskell & White LLP in the years ended June 30, 2019 and 2018. All fees described below were approved by Board:

	For the years ended June 30
	2019	2018
Audit Fees (1)	$24,000	$25,500

Audit Related Fees (2)	-	-0-

Tax Fees (3)	-	-0-

All Other Fees (4)	-	-0-

Total Fees:	$24,000	$25,500

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Registrant and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Registrant in favor of Roran Capital LLC in an amount up to $150,000, incorporated by reference to Exhibit 10.3 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.4	Form of First Amendment to Loan Agreement**

10.5	Form of First Amendment to Note**

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court for The Eastern District of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commissions on April 12, 2018.

(*)	Filed herewith.

(**)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2019.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2019	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Zindel Zelmanovitch	Chairman of the Board;	September 30, 2019
Chief Executive Officer;
Chief Financial Officer

