Form 10-Q
period 2019-09-30
WATERSIDE CAPITAL CORP
filed 2019-11-19
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The outstanding number of shares of common stock as of September 30, 2019 was: 1,915,548.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of September 30, 2019 (Unaudited) and June 30, 2019

	June 30, 2019	September 30, 2019
		(unaudited)
ASSETS
Cash	$8,993	$11,197
TOTAL ASSETS	$8,993	$11,197

LIABILITIES & EQUITY
Liabilities
Current Liabilitites
Accounts Payable	$7,308	$7,308
Convertible Note Payable - Roran, net of debt discount	161,838	184,338
Accrued Interest Payable	23,042	28,203
Total Current Liabilities	192,188	219,849

Total Liabilities	192,188	219,849

Equity
Common Stock $1.00 par value, 10,000,000 authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,586,480	15,596,480
Acccumulated Deficit	(17,685,223)	(17,720,680)
Total Equity	(183,195)	(208,652)
TOTAL LIABILITIES & EQUITY	$8,993	$11,197

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,
	2019	2018

Expense
Administrative Expenses	$12,796	$8,223
Interest expense	22,661	21,165
Total Expense	35,457	29,388

Net Loss from Operating Activities	$(35,457)	$(29,388)

Net Loss	$(35,457)	$(29,388)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	1,915,548	1,915,548
Net Income (Loss) Per Share- Basic and Diluted	$(0.02)	$(0.02)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	Common Stock ($1 Par Value)		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)

Beneficial conversion feature	-	-	10,000	-	10,000

Net loss for the period	-	-	-	(35,457)	(35,457)

Balance at September 30, 2019	1,915,548	$1,915,548	$15,596,480	$(17,720,680)	$(208,652)

	Common Stock ($1 Par Value)		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2018	1,915,548	$1,915,548	$15,539,813	$(28,110,948)	$(10,655,587)

Beneficial conversion feature	-	-	16,667	-	16,667

Net loss for the period	-	-	-	(29,388)	(29,388)

Balance at September 30, 2018	1,915,548	$1,915,548	$15,556,480	$(28,140,336)	$(10,668,308)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
OPERATING ACTIVITIES
Net loss	$(35,457)	$(29,388)
Adjustments to reconcile Net loss to net cash used in operations:
Debt discount	17,500	15,251
Accounts payable	0	(3,750)
Accrued Interest Payable	5,161	5,913
Net cash used in Operating Activities	(12,796)	(11,974)
FINANCING ACTIVITIES
Proceeds from convertible Note payable - from Roran Capital	15,000	25,000
Net cash provided by Financing Activities	15,000	25,000
Net cash increase for period	2,204	13,026
Cash at beginning of period	8,993	4,624
Cash at end of period	$11,197	$17,650

Supplemental Non-cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$10,000	$16,667

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

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

The Company effectively stopped conducting an active business upon the appointment of the SBA as receiver and the commencement of the court ordered receivership (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. On June 28, 2017, the Receivership was terminated with the entry of a Final Order by the Court. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. Upon termination of the Receivership Roran took possession of all books and records made available to it by the SBA.

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

The Company has filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Quarterly Statement, the Company has filed its Fourth Amended Application and expects to reach resolution in the near future.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended June 30, 2019. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the June 30, 2019 audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. For further information, refer to the audited financial statements and notes for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2019.

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

September 30, 2019

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s June 30, 2019 Financial statements included in its 2019 Annual Report on Form 10-K.

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2019, the Company’s outstanding judgment payable totaled $0, as the judgment had been satisfied in full.

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

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan to the Company an amount not to exceed a total of $150,000 in principal over 18-months. On June 17, 2019 the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum and is due in 18-months. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $184,338 as of September 30, 2019. The Company recorded a BCF due the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

September 30, 2019
Convertible Note Payable (See Note 4)	$184,338

Interest on Convertible Note Payable	28,203
$212,541

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date of the filing of this Quarterly Report on Form 10-Q to determine if they must be reported, and there are no subsequent events to be reported except that Roran has agreed to extend the convertible note payable until negotiations have been concluded.

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

The following discussion of the results of operations for the three months ended September 30, 2019 and 2018, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on September 30, 2019. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company is no longer operating as a registered investment company under the Investment Company Act. The Company has engaged, and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. Roran paid for the Company to file all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017 it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed a Form 10-K for that period. Prior to the filing of that 10-K, on January 18, 2018 the Company filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Quarterly Statement, the Company has submitted a Fourth Amended Application and expects resolution soon.

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

Comparison of Three Months Ended September 30, 2019 And 2018

During the three month periods ended September 30, 2019 and 2018, the Company did not have any operations and therefore there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $12,796 for the three months ended September 30, 2019 compared to $8,223 for the three months ended September 30, 2018. The increase was primarily due to more activity in the current period as the current comparable period required more expenditures for professional services to bring the Company current in its SEC filings.

Interest Expense

Interest expense totaled $22,661 for the three months ended September 30, 2019 compared to $21,165 for the three months ended September 30, 2018. The increase was primarily due to an increase in borrowing under the convertible loan facility.

Net Loss

We reported a net loss of $35,547 during the three months ended September 30, 2019 compared to a net loss of $29,388 in the comparable period of 2018. The increase was due to higher interest expenses and professional fees.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in fiscal 2018 and through September 30, 2019, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $200,000 in order to partially meet our most critical cash requirements, and of this amount, we have drawn approximately $184,338 as of September 30, 2019. Roran has agreed to extend the loan until negotiations have been concluded.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2018 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the three months ended September 30, 2019 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At September 30, 2019, we had only $11,197 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash. Also, Related party obligations totaling $212,541 are due and payable as of September 30, 2019.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017 the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 (the “Note”), and as of September 30, 2019, approximately $184,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019. Roran further agreed to extend the Note until negotiations have concluded. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note, which has matured and is currently in default, although the parties are discussing an extension. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

Date: November 19, 2019	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

