Form 10-Q
period 2019-12-31
WATERSIDE CAPITAL CORP
filed 2020-02-11
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 811-08387

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

The outstanding number of shares of common stock as of February 10, 2020 was: 1,915,548.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of June 30, 2019 and December 31, 2019 (Unaudited)

	June 30, 2019	December 31, 2019
		(unaudited)
ASSETS
Cash	$8,993	$10,333
TOTAL ASSETS	$8,993	$10,333

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$7,308	$11,100
Convertible Note Payable - Roran, net of debt discount	161,838	190,768
Accrued Interest Payable	23,042	34,013
Total Current Liabilities	192,188	235,881

Total Liabilities	192,188	235,881

Equity
Common Stock $1.00 par value, 10,000,000 authorized, 1,915,548 shares issued and outstanding	1,915,548	1,915,548
Additional Paid-In Capital	15,586,480	15,606,480
Accumulated Deficit	(17,685,223)	(17,747,575)
Total Equity	(183,195)	(225,547)
TOTAL LIABILITIES & EQUITY	$8,993	$10,333

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Three Months Periods Ended December 31,		Six Months Periods Ended December 31,
	2019	2018	2019	2018

Expense
Administrative Expenses	$19,655	$21,876	$32,452	$30,100
Interest expense	7,239	28,412	29,900	49,577
Total Expense	26,895	50,288	62,352	79,677

Net Loss from Operations	$(26,895)	$(50,288)	$(62,352)	$(79,677)

Net Loss	$(26,895)	$(50,288)	$(62,352)	$(79,677)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	1,915,548	1,915,548	1,915,548	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)
Beneficial conversion feature	-	-	10,000	-	10,000
Net Loss for the period	-	-	-	(35,457)	(35,457)
Balance at September 30, 2019	1,915,548	$1,915,548	$15,596,480	$(17,720,680)	$(208,652)

Beneficial conversion feature	-	-	10,000	-	10,000
Net Loss for the period	-	-	-	(26,895)	(26,895)
Balance at December 31, 2019	1,915,548	$1,915,548	$15,606,480	$(17,747,575)	$(225,547)

Balance at June 30, 2018	1,915,548	$1,915,548	$15,539,813	$(28,110,948)	$(10,655,587)
Beneficial conversion feature	-	-	16,667	-	16,667
Net Loss for the period	-	-	-	(29,388)	(29,388)
Balance at September 30, 2018	1,915,548	$1,915,548	$15,556,480	$(28,140,336)	$(10,668,308)

Beneficial conversion feature	-	-	10,000	-	10,000
Net Loss for the period	-	-	-	(50,289)	(50,289)
Balance at December 31, 2018	1,915,548	$1,915,548	$15,566,480	$(28,190,625)	$(10,708,597)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	2019	2018
OPERATING ACTIVITIES
Net loss	$(62,352)	$(79,677)
Adjustments to reconcile Net loss to net cash used in operations:
Debt discount	18,930	37,433
Accounts payable	3,792	(3,750)
Accrued interest payable	10,970	12,144
Net cash used in Operating Activities	(28,659)	(33,850)

FINANCING ACTIVITIES
Proceeds from convertible Note payable - from Roran Capital	30,000	40,000
Net cash provided by Financing Activities	30,000	40,000
Net cash increase for period	1,341	6,150
Cash at beginning of period	8,993	4,624
Cash at end of period	$10,333	$10,774

Supplemental Non-cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$20,000	$26,667

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Waterside Capital Corporation (the “Company”) was incorporated in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Company (“SBIC”). The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

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

The Company effectively stopped conducting an active business upon the appointment of the SBA as the receiver and the commencement of the court-ordered receivership (the “Receivership”). Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. On June 28, 2017, the Receivership was terminated with the entry of a Final Order by the Court. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. Upon termination of the Receivership, Roran took possession of all books and records made available to it by the SBA.

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

The Company has filed with the SEC an application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Quarterly Statement, the Company has filed its Fifth Amended Application and expects to reach a resolution in the near future.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended June 30, 2019. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2019, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. For further information, refer to the audited financial statements and notes for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2019.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. For further discussion of the advances made by Roran, see Notes 3 and 5.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

Beneficial conversion feature – The issuance of the convertible debt described in Note 3 generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with a non-separated embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The BCF is amortized into interest expense over the life of the related debt.

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

December 31, 2019

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of ASC 740-10-25-13. ASC 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25-13.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

NOTE 3 – NOTES PAYABLE

On March 30, 2010, the SBA notified the Company that its account had been transferred to liquidation status and that the then outstanding debentures of $16.1 million-plus accrued interest (the “Debentures”) were due and payable within fifteen days of the date of the letter. The Company did not possess adequate liquid assets to make this payment. The Company negotiated terms of a settlement agreement with the SBA effective September 1, 2010, which allowed the Company’s management to liquidate the portfolio so long as there are no events of default. The Debentures were repurchased by the SBA in September 2010, represented by a Note Agreement between the SBA and the Company. The Note Agreement had a maturity of March 31, 2013. In the event of a default, the SBA had the ability to seek receivership.

On May 24, 2012 the SBA delivered to the Company a notice of an event of default for failure to meet the principal repayment schedule under the Note Agreement (the “Notice”). Under the terms of the Notice and the Note Agreement, the SBA maintained a continuing right to terminate the Note Agreement and appoint a receiver to manage the Company’s assets.

On November 20, 2013, the SBA filed a complaint in the United States District Court for the Eastern District of Virginia seeking, among other things, receivership for the Company and judgment in the amount outstanding under the Note Agreement plus continuing interest. The complaint alleged that as of October 31, 2013, there remained an outstanding balance of $11,762,634 under the Note Agreement, including interest, which continued to accrue at the rate of $2,021 per day. The SBA, in filing the complaint, requested that the court take exclusive jurisdiction of the Company and all of its assets wherever located and appoint the SBA as permanent receiver of the Company to liquidate all of the Company’s assets and satisfy the claims of its creditors in the order of priority as determined by the court.

The Company initially took steps to contest the legal action initiated by the SBA and to oppose the receivership action. On April 29, 2014, the Board of Directors of the Company, as then constituted (the “Board”), met to reconsider the decision to contest the SBA’s legal action. In light of developments occurring since December of 2013, including projections of its portfolio companies and discussions with the SBA, the Board determined, after consultation with and advice of its counsel, that it was not in the best interests of the Company and its shareholders to continue to contest the legal action. The SBA was informed of this determination. The Board also decided to consent to the receivership process.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

On May 28, 2014, with the Company’s consent, the court having jurisdiction over the action filed by the SBA (the “Court”) entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA receiver of the Company to marshal and liquidate in an orderly manner all of the Company’s assets and entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. Such amount represents $11,700,000 in principal and $70,722 in accrued interest. The Court assumed jurisdiction over the Company and the SBA was appointed receiver effective May 28, 2014.

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2019, the Company’s outstanding judgment payable totaled $0, as the judgment had been satisfied in full.

Roran purchased the Company’s outstanding judgment payable owed to the SBA from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable were owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. On May 16, 2019, Roran forgave the entire principal amount and interest due thereon of $10,609,635.

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18-months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $190,768 as of December 31, 2019. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement and Promissory Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

December 31, 2019
Convertible Note Payable (See Note 3)	$190,768

Interest on Convertible Note Payable	34,013
$224,781

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, include forward-looking statements. Information in this report contains “forward-looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following, without limitation, are forward-looking statements:

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

The following discussion of the results of operations for the three and six months ended December 31, 2019, and 2018, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on September 30, 2019. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company was formed in the Commonwealth of Virginia on July 13, 1993, and was a closed-end investment company licensed by the SBA as an SBIC. The Company previously made equity investments in and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act, the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

In May 2014 the Company effectively ceased operations. The Company consented to a court order appointing the SBA as receiver of the Company to marshal and liquidate in an orderly manner all of the Company’s assets. That order also entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. The SBA was appointed receiver effective May 28, 2014.

Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017. On June 28, 2017, the Receivership was terminated. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order.

Upon termination of the Receivership, Roran took possession of all books and records made available to it by the SBA. With no assets and no SBIC license from the SBA, no income, and liabilities, at that time, in excess of $10,000,000, it became clear to the Company that continuing to operate as a registered investment company was impossible. The Company and Roran entered in to a Convertible Loan Agreement on September 19, 2017, as amended, to fund the Company’s expenses while it sought a new business to undertake or to merge with an existing business. The New Board has continued to work toward achieving that goal.

The Company is no longer operating as a registered investment company under the Investment Company Act. The Company has engaged and intends to continue to engage, qualified professionals and personnel in order to bring the Company current in its SEC filings and audits. The Company filed all delinquent SEC filings as a registered investment company. The Company believes that as of June 28, 2017, it ceased to be a registered investment company so it did not file as a registered investment company for the period ended June 30, 2017. Instead, the Company filed a Form 10-K for that period. Prior to the filing of that 10-K, on January 18, 2018, the Company filed with the SEC an application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. In response to that filing, the SEC issued to the Company comments in a letter dated May 16, 2018. The Company responded to those comments with the filing of an Amended Application on June 4, 2018. As of the date of this Quarterly Statement, the Company has submitted a Fifth Amended Application and expects resolution soon.

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard-setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, the management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which we have been prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Assumption as a Going Concern

Management prepares the Company’s financial statements on the basis that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business. However, given our current financial position and lack of liquidity, there is substantial doubt about our ability to continue as a going concern.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company (described in Note 3 to the Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

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

Transactions involving related parties cannot be presumed to be carried out on an arms-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carryforwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, a full valuation allowance offsets the potential tax benefits of the net loss carry-forwards. Management made this assumption based on (a) the Company has incurred recurring losses and presently has no revenue-producing business, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Comparison of Three and Six Months Ended December 31, 2019, And 2018

During the three and six month periods ended December 31, 2019, and 2018, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $19,655 and $21,876 for the three months ended December 31, 2019, and 2018. The decrease in professional fee expense was primarily due to more efficient use of professionals.

Professional fees totaled $32,452 and $30,100 for the six months ended December 31, 2019, and 2018. The increase in professional fee expense was primarily due to the fees expended in converting the issuer from a 1940 Act Company to a 1934 Act Company.

Interest Expense

Interest expense totaled $7,239 and $28,412 for the three months ended December 31, 2019, and 2018. The decrease in interest expense was due to the loan forgiveness of the judgement payable which reduced the amount of interest due.

Interest expense totaled $29,900 and $49,577 for the six months ended December 31, 2019, and 2018. The decrease in interest expense was due to the loan forgiveness of the judgement payable which reduced the amount of interest due.

Net Loss

We reported a net loss of $26,895 and $50,288 during the three months ended December 31, 2019, and 2018. The decrease in net loss was directly attributable to the decrease in interest expense.

We reported a net loss of $62,352 and $79,677 during the six months ended December 31, 2019, and 2018. The decrease in net loss was directly attributable to the decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows in fiscal 2018 and through December 31, 2019, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $250,000 to meet our most critical cash requirements, and of this amount, we have drawn approximately $190,768 as of December 31, 2019. The loan facility matures on June 19, 2020.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2019 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended December 31, 2019, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

Management’s Plans

We plan to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e., a merger) with a corporation, partnership, limited liability company or other operating business entity, or enter into a new business (collectively, a “Business Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money borrowed from Roran.

During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) identifying and consummating a transaction with a Business Target. We believe we will be able to meet these costs through the use of funds borrowed from Roran, or other amounts to be loaned to or invested in us by other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and needs additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not require substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Zindel Zelmanovitch is our president, secretary, and our chief financial officer. Mr. Zelmanovitch is only required to devote a small portion of his time to our affairs on a part-time or as-needed basis. No compensation has been paid to Mr. Zelmanovitch for his services as an officer and director. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating Business Targets.

At December 31, 2019, we had only $10,333 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash. Also, related party obligations totaling $224,781, which includes convertible note outstanding and accrued interest payable, are due and payable as of December 31, 2019.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”), and as of December 31, 2019, approximately $190,768 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note, which has matured and is currently in default, although the parties are discussing an extension. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

The Note issued under the Loan Agreement was offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 28, 1998.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

10.2	Convertible Loan Agreement dated September 19, 2017, between the Company and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017, issued by the Company in favor of Roran Capital in an amount up to $150,000, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 12, 2018.

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2020	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

