Form 10-K
period 2020-06-30
WATERSIDE CAPITAL CORP
filed 2020-09-25
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [  ] NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on September 23, 2020, was approximately $364,933 (6,082,214 shares at $0.06 per share).

As of September 23, 2020, there were 6,082,214 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

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

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

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

The Company was incorporated in the Commonwealth of Virginia on July 13, 1993, and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Corporation (“SBIC”). The Company previously made equity investments in and provided loans to small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Act, the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

On March 30, 2010, the SBA notified the Company that its account had been transferred to liquidation status and that the outstanding debentures of $16.1 million-plus accrued interest (the “Debentures”) were due and payable within fifteen days of the date of the letter. The Company did not possess adequate liquid assets to make this payment. The Company negotiated terms of a settlement agreement with the SBA effective September 1, 2010. The Debentures were repurchased by the SBA in September 2010, represented by a Note Agreement between the SBA and the Company. The Note Agreement had a maturity of March 31, 2013. In the event of a default, the SBA had the ability to seek receivership.

On May 24, 2012, the SBA delivered to the Company a notice of an event of default for failure to meet the principal repayment schedule under the Note Agreement (the “Notice”). Under the terms of the Notice and the Note Agreement, the SBA maintained a continuing right to terminate the Note Agreement and appoint a receiver to manage the Company’s assets.

On November 20, 2013, the SBA filed a complaint in the United States District Court for the Eastern District of Virginia (the “District Court”) seeking, among other things, receivership for the Company and judgment in the amount outstanding under the Note Agreement plus continuing interest. The complaint alleged that as of October 31, 2013, there remained an outstanding balance of $11,762,634.58 under the Note Agreement, including interest, which continued to accrue at the rate of $2,021.93 per day. In filing the complaint, the SBA requested that the District Court take exclusive jurisdiction of the Company and all of its assets wherever located and appoint the SBA as permanent receiver of the Company to liquidate all of the Company’s assets and satisfy the claims of its creditors in the order of priority as determined by the District Court.

On May 28, 2014, the District Court entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA as receiver of the Company, and the SBA designated Charles Fulford as its principal agent to act on its behalf as the receiver (the “Receiver”). The Order authorized the Receiver to marshal and liquidate all of the Company’s assets in an orderly manner. The Order also served to enter judgment in favor of the United States of America, on behalf of the SBA, against the Company for $11,770,722. Such amount represented $11,700,000 in principal and $70,722 in accrued interest. The District Court assumed jurisdiction over the Company, and the SBA was appointed Receiver effective May 28, 2014.

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

The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017, in conjunction with the entry by the District Court of the Order Approving the Procedures for Winding Up and Terminating the Receivership Estate. On June 28, 2017, the Receivership was terminated pursuant to the entry of a Final Order by the District Court, further discharged all claims and obligations of the Company other than the judgment held by SBA (the “Final Order”). Prior to the Final Order, the Receiver provided notice to all shareholders of the Company. The Receiver also initiated separate contact with the largest shareholders of the Company in an attempt to identify a shareholder willing to assume responsibility for the control of the Company on behalf of the Company’s shareholders. Roran Capital, LLC (“Roran”), was the only shareholder willing to assume such control. As such, at the direction of the Receiver, paragraph 4 of the Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. At that time Roran owned 51,000 shares of the Company which represented 2.7% of the issued and outstanding common stock at that time (and owns 4,247,666 shares currently which represents 70% of the issued and outstanding shares of the Company at this time). 99% of the equity interests in Roran were at the time, and remain, beneficially owned by Yitzhak Zelmanovitch. At the time of the Final Order, the Company had no assets, and a sole remaining liability owed to the SBA in an amount exceeding $10,000,000.

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

Roran expended a good faith effort to seek out qualified third parties to serve on the New Board. Because of the liability exposure inherent in serving on the board of a public company, the Company’s lack of financial resources, and the Company’s loss of its SBIC license, Roran was unable to locate any qualified individuals to serve on the New Board and thus appointed Zindel Zelmanovitch, the father of Yitzhak Zelmanovitch, as the sole director and officer of the Company. Zindel is an experienced business person who has previously served as the CEO and director of a public company; thus, although related to the 99% owner of Roran, he has objectively acceptable qualifications to serve in this dual position. Zindel Zelmanovitch has never owned any shares of stock of the Company and has not been compensated for any of his services as a director or officer of the Company to date.

In his capacity as the sole director and officer of the Company, Zindel Zelmanovitch considered a variety of options for the Company, including bankruptcy and liquidation, neither of which would have yielded any economic benefit for the Company’s shareholders. Thus, Zindel Zelmanovitch negotiated with Roran to provide a loan or loans to fund reasonable expenses of the Company, on arm’s length terms, so long as progress was being made to reorganize the Company and to identify either (i) a new business to enter into; or, (ii) an active business with which to merge or otherwise acquire, which would benefit from operating as a public entity. The New Board (Zindel Zelmanovitch) has continued to work toward achieving that goal. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000 (which has now been forgiven in full as stated below), the New Board (Zindel Zelmanovitch) concluded that continuing to operate as a registered investment company was impossible; furthermore, the consistent feedback from third parties with which the New Board has sought to consummate a transaction to commence a new business or acquire or merge a new business into the Company has been that until the Company’s Application Pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be an Investment Company is approved, no such transaction is feasible. On April 22, 2020, the SEC issued an order declaring that the Company has ceased to be an investment company. As a result the Company is now a reporting company under the Securities Exchange Act of 1934, as amended.

Since the entry of the Final Order (June 28, 2017) and the termination of the Receivership, the Company has been maintained for the benefit of its shareholders and pursuant to, and in compliance with, the Final Order. The Company has no assets, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. While it would have been possible for the Company to merely dissolve, the Company has instead decided to endeavor to reconstitute itself as a viable business. The Company has engaged and intends to continue to engage, qualified professionals and personnel to bring the Company current in its SEC filings and audits. The Company filed a Form 10-K for the period ending June 30, 2017 and has subsequently timely filed all periodic reports on Forms 10-Q and Form 10-K.

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

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020 and a further extension is being negotiated. Amounts borrowed under the Note bear interest at 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the 20 day trailing lowest share price. As a result of the advances made pursuant to the Loan Agreement, the Company has has incurred total obligations of $104,838 as of June 30, 2020 (exclusive of accrued interest).The use of proceeds of this loan has been and continues to be the payment by the Company of its reasonable operational expenses payable to third-party service providers (consisting solely of third party expenses such as legal, accounting, transfer agent and edgarization costs, all at the actual cost for such services). The loan is not a senior or a secured instrument.

The Company is currently authorized to issue twenty-five thousand (25,000) shares of preferred stock, with a par value of $1.00 per share. There are zero (0) shares of preferred stock issued. The Company is also authorized to issue ten million (10,000,000) shares of common stock, with a par value of $1.00 per share. As of June 30, 2020, and currently, 6,082,214 shares of common stock of the Company were outstanding. These shares are quoted over the counter with Pink OTC Markets Inc. under the ticker symbol “WSCC” and are held by 27 shareholders of record. The Company does not have any other equity securities outstanding.

Current Business Strategy and Operations

The Company continues to explore options to either (i) enter into a new business, or, (ii) merge with, or otherwise acquire, an active business that would benefit from operating as a public entity. The New Board continues to search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company. On April 22, 2020, the SEC issued an order declaring that the Company has ceased to be an investment company. As a result the Company is now a reporting company under the Securities Exchange Act of 1934, as amended. The Company has satisfied its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for the last fiscal year, and is a mandatory filer under the Exchange Act. It will continue to list its common stock on the Pink OTC Markets for the benefit of its shareholders. As a result of these efforts, the Company is and holds itself out as being engaged primarily in the business of seeking either (i) a new business to enter into; or, (ii) merger or acquisition candidates, which would benefit from being public.

Our Business

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek (i) a new business to enter into; or, (ii) acquire assets or shares of an entity actively engaged in the business that generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business venture of virtually any kind or nature. This discussion of our new business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, either (i) enter into a new business; or, (ii) acquire assets or shares of an entity actively engaged in business and which is seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-months and beyond will be to achieve long-term growth potential through either entering into a new business or a combination with an existing business, rather than immediate, short-term earnings. We will not restrict our search for potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire, or enter into, any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the New Board. We have not had any material conversations with potential merger or acquisition targets, nor have we entered into any definitive agreement with any party. In our efforts to analyze and evaluate a prospective target business, we will consider several factors, including, without limitation, the following:

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

The foregoing criteria are not intended to be exhaustive, and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our sole officer and director intend to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in the active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, including, possibly, Roran.

Various impediments to a business combination or an entry into a new business may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of the organization. This may prove to be a deterrent to a particular combination.

The way we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax-free” provisions provided under the Code, all prior shareholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior shareholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization.

Our present shareholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign, and new directors may be appointed without any vote by shareholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the year ended June 30, 2020, we did not engage in any business activities that provided us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until the Company has successfully consummated such a merger or acquisition or entered into a new business. Instead, the Company intends to borrow money to finance ongoing operations.

Government Regulations

The Company is no longer a registered investment company though it remains a public company, and will be subject to the reporting requirements of the Exchange Act, which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8-K, 10-Q, and 10-K. The Exchange Act specifically requires that any merger or acquisition candidate complies with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to comply with the Exchange Act.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Company’s common stock is subject to the penny stock rules, it may be more difficult to sell our common stock.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts. We will assess the need for any copyright, trademark, or patent applications on an ongoing basis.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than the Company. Given the Company’s extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

Employees

The Company currently has no employees. It is the sole officer, who is also the director, will manage the business of the Company. The sole officer and director may join the Company as an employee in the future. The Company does not anticipate a need to engage any full-time employees at this time.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future, we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not maintain a website, and there is no estimate for when the Company will maintain such a website. Our corporate offices are located at 140 West 31st Street, Second Floor, New York, New York, 10001. Our telephone number is 212-686-1515.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Business

We have no recent operating history or basis for evaluating prospects.

We currently have no operating business or immediate plans to develop one. We are seeking to enter into a merger or business combination with another operating company or to enter into a new business. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a business target.

We have limited resources and no revenues from operations and will need additional financing in order to execute any business plan.

We have limited resources, no revenues from operations to date, and our cash on hand will not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger or similar business combination and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues, or cash flow from operations. Roran is providing us with funding, on an as-need basis, under a loan arrangement, with amounts advanced limited to enabling us to continue our corporate existence and our business objective to seek new business opportunities, as well as to fund the costs, including professional accounting and legal fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. The amount to be loaned by Roran in the interim financing arrangement is limited to $250,000.

We will be able to effect at most one merger or similar business combination or enter into just one new business and thus may not have a diversified business.

Our resources are limited, and we will most likely have the ability to effect only a single merger or similar business combination or enter into a single new business. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate after the consummation of a merger. We will become dependent upon the development or market acceptance of a single or a limited number of products, processes, or services.

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

We are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise, and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable target business opportunity.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon the management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no agreement for a business combination or other transaction.

We have no definitive agreement concerning merger engagement with, a joint venture with, or acquisition of, a private or public entity, or to enter into a new business. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management will change upon the consummation of a business combination.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such an event, Mr. Zelmanovitch intends to resign from his positions with us.

Current shareholders will be immediately and substantially diluted upon a merger or business combination.

Our Articles of Incorporation authorized the issuance of (i) twenty-five thousand (25,000) shares of preferred stock, with a par value of $1.00 per share, of which none are issued; and, (ii) ten million (10,000,000) shares of common stock, with a par value of $1.00 per share, of which a total of 6,082,214 shares have been issued. To the extent that additional shares of common stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competition for a small number of business opportunities.

There are relatively low barriers to becoming a blank check or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934 with the SEC. Assuming no comments to the Form 10 have been received from the SEC, that registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a reporting blank check or shell company can increase the number of public companies seeking a business combination, thereby adding further competition to an already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Our management will only be able to devote a limited amount of time to seeking a target company or new business, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination or developing our business plan, management anticipates devoting only a limited amount of time to the Company’s affairs in total. Our sole director and officer, Zindel Zelmanovitch, has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. If we pursue a business combination or develop our plan of operations, we will need to have increased management involvement. There is no assurance that we will be able to expand our management resources to implement a business combination or business plan.

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

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude the consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or a merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to the shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of the gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our holdings are controlled by one shareholder which owns approximately 70% of our issued and outstanding stock.

70% of our issued and outstanding common stock is controlled by Roran Capital, of which Yitzhak Zelmanovitch, the son of our sole officer and director, Zindel Zelmanovitch. As a result, Yitzhak Zelmanovich can direct the affairs of the Company as the majority shareholder and there is no assurance that any decisions made through a shareholder vote will be the same decisions that one or more minority shareholders would make.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

As a blank check company, any registered offering of our securities will have to comply with Rule 419 under the Securities Act of 1933, which could impact our ability to raise equity funds from investors.

In the event we register an offering of our securities with the SEC while we are a blank check company, we will have to comply with Rule 419 under the Securities Act of 1933. Rule 419 is a cumbersome rule applicable to blank check companies selling penny stocks in a registered offering. Rule 419 requires that the gross proceeds raised in such an offering be deposited into an escrow account with a financial institution insured by the FDIC or in a separate bank account established by a registered broker or dealer in which the broker or dealer acts as trustee for the persons having the beneficial interests in the account. Furthermore, Rule 419 requires the securities issued to investors in the blank check offering be issued in the name of such investors, but certificates representing such securities must be deposited into the escrow account instead of being delivered directly to investors, and the records of the escrow agent, maintained in good faith and in the regular course of business, must show the name and interest of each party to the account. The initial registration statement for the blank check offering shall disclose the specific terms of the offering, including, but not limited to, (i) the terms and provisions of the escrow or trust agreement and the effect thereof upon the company’s right to receive funds and the effect of the escrow or trust agreement upon the investor’s funds and securities required to be deposited into the escrow or trust account, including, if applicable, any material risk of non-insurance of investors’ funds resulting from deposits in excess of the insured amounts; and, (ii) the obligation of the company to provide, and the right of the purchaser to receive, information regarding an acquisition, including the requirement that pursuant to Rule 419, investors confirm in writing their investment in the Company’s securities. Rule 419 imposes certain additional disclosure obligations on companies making blank check offerings. Due to the requirements of Rule 419 and the fact that investors investing in blank check offerings have no idea if or when an acquisition or merger transaction will occur, or if the acquisition or merger target is worthy of the investors’ money or risks, it may be difficult for the company to complete a blank check offering successfully and even if the company is successful in raising funds in such an offering, it may not be able to find an attractive acquisition or merger candidate. Therefore, investors in a blank check offering will have their funds at risk for a prolonged period of time, and they may not be happy with the results of an acquisition or merger if one were to occur.

Risks Related to Ownership of Our Common Stock

Our common stock is a “penny stock” which may restrict the ability of shareholders to sell our common stock in the secondary market.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of equity security that is quoted on a national securities exchange. Our Common Stock is not quoted on a national exchange but is traded on the OTC Marketplace Pink Sheets (the “Pink Sheets”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules may restrict the ability of our shareholders to sell our common stock in the secondary market.

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

Although our common stock is currently quoted on the Pink Sheet, securities quoted on this trading platform often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. Following a business combination or business start-up, we may seek the listing of our common stock on NASDAQ or any other exchange, which represents a higher listing than the Pink Sheets. However, we cannot assure you that we will be able to meet the initial listing standards of any of those, or that we will be able to maintain a listing of our common stock on any stock exchange other than the Pink Sheets. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to continue to trade on the Pink Sheets, where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell their shares of common stock at an attractive price or at all. In the absence of an active trading market for our common stock, shareholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Liquidity is limited, and we may be unable to obtain a listing of our common stock on a more liquid market.

Our common stock is quoted on the Pink Sheets, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is the uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Substantial sales of our common stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, and the resale of shares by investors who have registration rights, could adversely affect the market price of our common stock. Furthermore, if we raise additional funds through the issuance of common stock or securities convertible into our common stock, the percentage ownership of our shareholders will be reduced, and the price of our common stock may fall.

We do not expect to pay dividends for the foreseeable future, and investors must look solely to the stock appreciation for a return on their investment in us.

We have no plans to pay, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, the broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low-priced, speculative securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

On January 18, 2018, the Company filed Form 40-8(f) with the SEC; Application pursuant to Section 8(f) of The Investment Company Act of 1940 for an order declaring that the Company has ceased to be an investment company. On April 22, 2020, the SEC issued an order declaring that the Company has ceased to be an investment company. As a result the Company is now a reporting company under the Securities Exchange Act of 1934, as amended.

ITEM 2.	PROPERTIES

We do not currently own any property. The Company’s corporate documents are stored at a storage facility. We share office space with Roran, for which we are not charged a fee. Our administrative functions are provided through Roran, for which we are not charged a fee. We may need to rent office space in the future. As of September 25, 2020, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

Information About Our Common Stock

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) in the Pink Sheets under the symbol “WSCC”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market, or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

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

A purchaser is purchasing penny stock, which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size, and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Number of Equity Security Holders

As of September 23, 2020, we had 27 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

Recent Sales of Unregistered Securities

On June 8, 2020, the Company issued 4,166,666 shares of its restricted common stock to Roran Capital in satisfaction of $150,000 due under its note to Roran, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2020, and 2019 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Waterside”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Waterside Capital Corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of this Annual Report, or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties, and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the financial statements, and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

The Company was formed in the Commonwealth of Virginia on July 13, 1993, and was a closed-end investment company licensed by the SBA as an SBIC. The Company previously made equity investments in and provided loans to small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act, the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

In May 2014, the Company effectively ceased operations. The Company consented to a court order appointing the SBA as receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets. That order also entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. The SBA was appointed receiver effective May 28, 2014.

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

Upon termination of the Receivership, Roran took possession of all books and records made available to it by the SBA, and Roran has spent and continues to spend its funds to maintain the viability of the Company. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000, it became clear to the Company that continuing to operate as a registered investment company was impossible. Roran provided assurances that it would fund reasonable expenses of the Company so long as progress was being made to reorganize the Company and seek a new business to undertake or to merge with an existing business. The New Board has continued to work toward achieving that goal.

The Company filed a Form 10-K for the period ended June 30, 2017 and subsequently has filed all required Forms 10-Q and Forms 10-K in a timely fashion. The Company also filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. On April 22, 2020, the SEC issued an order declaring that the Company has ceased to be an investment company. As a result the Company is now a reporting company under the Securities Exchange Act of 1934, as amended.

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

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have been prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Assumption as a Going Concern

Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the ordinary course of business. However, given our current financial position and lack of liquidity, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

For the year ended June 30, 2020, as compared to the year ended June 30, 2019:

	For the Fiscal Year Ended:
	June 30, 2020	June 30, 2019
Income
Interest income	$-	$-
Gain from extinguishment of debt	-	10,584,254
Total income	-	10,584,254
Expense
Administrative expenses	(57,760)	(66,344)
Interest Expense	(70,707)	(92,185)
Total expenses	(128,467)	(158,529)
Net Loss (Income)	$(128,467)	$10,425,725

Revenues and Gains

Since there were no operations, the Company did not generate any revenues for the year ended June 30, 2020, and 2019. However, for the year ended June 30, 2019, there was a gain from extinguishment of the Roran debt of $10,584,254, which is offset by NOLs to limit the Company’s taxable income. As part of the Receivership, all of the Company’s revenue-generating assets were liquidated. We expect that the Company will not generate any revenue until we can execute on our plan to enter into a new business or merge with or otherwise acquire another business. Even if we are successful in closing such a transaction, there is still no assurance we will generate any revenue.

Expenses

The Company did not conduct any active business; therefore, the Company had no direct costs associated with generating revenue.

Total expenses for the year ended June 30, 2019, totaled $158,529. These expenses consisted primarily of legal and accounting and administrative expenses to maintain the Company’s status as a mandatory filer with the SEC; and, interest expense.

Total expenses for the year ended June 30, 2020, totaled $128,467. These expenses consisted primarily of legal and accounting and administrative expenses to maintain the Company’s status as a mandatory filer with the SEC; and, interest expense.

Personnel

The Company had no employees for the years ended June 30, 2020, and June 30, 2019. Any expenses related to “personnel” were for professional fees, consultants, and contractors engaged in maintaining the corporate existence of the Company.

Related Party Transactions

The Company has identified the following individuals and entities as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

-	Yitzhak Zelmanovitch

-	Roran Capital, LLC

The Company owed the following amounts to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2020

Convertible Note Payable (See Note 3 of the accompanying financial statements)	$104,838

Interest on Convertible Note Payable	20,749
$125,587

Liquidity and Capital Resources

On June 30, 2020, and 2019, we had cash and cash equivalents of $12,625 and $8,993, respectively. On June 30, 2020, and 2019, we have a working capital deficit of $121,662 and $183,195, respectively. For the year ended June 30, 2020, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have no operating business, and we generate no revenue. While we are focused on identifying a new business to enter into, or merge with or otherwise acquire an operating business, even those activities require capital. We also need to maintain our corporate existence and remain current in our filings with the SEC. We will seek to borrow the needed capital from Roran and seek other sources for capital. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended June 30, 2020, and 2019, we reported a net loss from operations of $128,467 and $158,529 (excluding the non-cash extinguishment of debt income), respectively.

We had negative cash flows from operating activities totaling $56,368 for the period ending June 30, 2020. Combined with a beginning cash balance of $8,993 as of July 1, 2019, and $60,000 proceeds from the convertible note, we had a positive net increase in cash during 2020 of $3,632.

As of June 30, 2020, we had assets of cash of $12,625 and no other assets. As of June 30, 2020, we had liabilities of $134,287. The Company’s accumulated deficit was $17,813,690.

Unless the Company can enter into or acquire a viable business and attract additional investment, the future of the Company operating as a going concern is in substantial doubt.

We are obligated to file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need the investment of capital.

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

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2020. The Company also effectively ceased business operations in May 2014 upon the appointment of the SBA as the receiver and the commencement of the Receivership. Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company assets and the payment of proceeds to the SBA and the costs of the Receivership.

The ability of the Company to re-commence its operations in the future is dependent on the plans of the Company’s management, which will include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements and the acquisition of a viable business. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital or acquire a viable entity to continue its business or enter into a new business.

Our independent registered public accounting firm, in its report for the year ended June 30, 2020, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Management’s Plans

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity, or enter into a new business (collectively, a “Business Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to re-commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money borrowed from Roran, should negotiations with Roran on an extension of the Roran Note be successful.

During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) identifying and consummating a transaction with a Business Target.

We believe we will be able to meet these costs through use of funds borrowed from Roran, or other amounts to be loaned to or invested in us by other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or a merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Waterside Capital Corporation (the “Company”) as of June 30, 2020, and 2019 and the related statements of income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues and does not have working capital. The Company has no active business to generate cash flows to repay its current and future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

September 25, 2020

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2020 and 2019

	June 30, 2020	June 30, 2019
ASSETS
Cash	$12,625	$8,993
TOTAL ASSETS	$12,625	$8,993

LIABILITIES & EQUITY
Liabilities
Current Liabilitites
Accounts Payable	$8,700	$7,308
Convertible Note Payable - Roran, net of debt discount	104,838	161,838
Accrued Interest Payable	20,749	23,042
Total Current Liabilities	134,287	192,188

Total Liabilities	134,287	192,188

Stockholders Deficit
Common Stock, $1.00 par value, 10,000,000 shares authorized, 6,082,214 and 1,915,548 shares issued and outstanding, as of June 30, 2020 and June 30, 2019, respectively	6,082,214	1,915,548
Additional Paid-In Capital	11,609,814	15,586,480
Accumulated Deficit	(17,813,690)	(17,685,223)
Total Stockholders Deficit	(121,662)	(183,195)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$12,625	$8,993

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Income (Loss)

For the Years Ended June 30, 2020 and 2019

	June 30
	2020	2019
Expense
Administrative expenses	$57,760	$66,344
Interest expense	70,707	92,185
Total Expense	128,467	158,529

Net Loss	(128,467)	(158,529)

Gain on Extinguishment of Debt	-	10,584,254

Net Loss (Income)	$(128,467)	$10,425,725

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	2,165,548	1,915,548
Net Loss (Income) Per Share- Basic and Diluted	$(0.06)	$5.44

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended June 30, 2020 and 2019

	Common Stock		Additional
	($1 Par Value)		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2018	1,915,548	$1,915,548	$15,539,813	$(28,110,948)	$(10,655,587)

Beneficial conversion feature	-	-	46,667	-	46,667

Net income for the year	-	-	-	10,425,725	10,425,725

Balance at June 30, 2019	1,915,548	1,915,548	15,586,480	(17,685,223)	(183,195)

Beneficial conversion feature	-	-	40,000	-	40,000

Conversion of note payable and accrued interest	4,166,666	4,166,666	(4,016,666)	-	150,000

Net loss for the year	-	-	-	(128,467)	(128,467)

Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the Years Ended June 30, 2020 and 2019

	2020	2019

Cash Flow from Operating Activities
Net loss (income)	$(128,467)	$10,425,725
Adjustments to reconcile net loss (income) to net cash used:
Amortization of debt discount	47,500	75,450
Gain on extinguishment of debt	-	(10,584,254)
Changes in assets and liabilities
Accounts Payable	1,392	713
Accrued Interest Payable	23,207	16,735
Net cash used by operating activities	(56,368)	(65,631)

Cash flow from Financing Activities
Proceeds from convertible note payable	60,000	70,000
Net cash provided by financing activities	60,000	70,000

Net cash increase for year	3,632	4,369
Cash at beginning of year	8,993	4,624
Cash at end of period	$12,625	$8,993

Supplemental disclosure of non-cash financing activity

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$40,000	$46,667

Conversion of note payable and accrued interest to common stock	$150,000	$-

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2020

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

On May 28, 2014, with the Company’s consent, the court having jurisdiction over the action filed by the SBA (the “Court”) entered a Consent Order and Judgment Dismissing Counterclaim, Appointing Receiver, Granting Permanent Injunctive Relief and Granting Money Judgment (the “Order”). The Order appointed the SBA receiver of the Company for the purpose of marshaling and liquidating in an orderly manner all of the Company’s assets and entered judgment in favor of the United States of America, on behalf of the SBA, against the Company in the amount of $11,770,722. The Court assumed jurisdiction over the Company, and the SBA was appointed receiver effective May 28, 2014.

The Company effectively stopped conducting an active business upon the appointment of the SBA as the receiver, and the commencement of the court-ordered receivership (the “Receivership”). Over the course of the Receivership the activity of the Company was limited to the liquidation of the Company’s assets by the receiver and the payment of the proceeds therefrom to the SBA and for the expenses of the Receivership. On June 28, 2017, the Receivership was terminated with the entry of a Final Order by the Court. The Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. Upon termination of the Receivership Roran took possession of all books and records made available to it by the SBA, and Roran spent and has continued to spend its funds to maintain the viability of the Company.

The Company has no operating assets of any value, and the Company no longer has the SBIC license from the SBA. On April 22, 2020, the SEC issued an order declaring that the Company has ceased to be an investment company. As a result the Company is now a reporting company under the Securities Exchange Act of 1934, as amended. The Company will now seek to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity, and has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, and it continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has previously agreed to advance our Company funding to meet our most critical cash requirements partially. For further discussion of the advances made by Roran, see Notes 3 and 4.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2020

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2020 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2020, do not contain any adjustments for this uncertainty.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

JUNE 30, 2020

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2020, the Company’s outstanding judgment payable totaled $0 as the judgment had been satisfied in full.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2020

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due to the outstanding judgment payable were owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate was 0.094%. The Company satisfied the judgment in full as Roran agreed to forgive the judgment and as of June 30, 2019, recognized a gain on extinguishment of debt of $10,584,254, which is fully offset by NOLs for income tax purposes.

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020 and a further extension is being negotiated. Amounts borrowed under the Note bear interest at 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $104,838 as of June 30, 2020 (exclusive of accrued interest). During the year ended June 30, 2020, the total advances were $60,000. The Company recorded a BCF due the conversion option of $40,000, and the unamortized balance at June 30, 2020 is $0. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our CEO and Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2020

Convertible Note Payable	$104,838

Interest on Convertible Note Payable	20,749
$125,587

On June 8, 2020, Roran Capital converted $124,500 principal amount of its promissory note with Waterside Capital Corporation (the “Company”) and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest, and the Company has not yet amended its Loan Agreement and Promissory Note with Roran Capital to extend the maturity date, which expired on June 19, 2020.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting or financial disclosure matters during 2020 and 2019, respectively. In the past the Company was not required to engage an independent registered public accounting firm due to its status as a registered investment company. Since the Company is no longer a registered investment company, it engaged the services of Haskell & White LLP in January 2017 to serve as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Zindel Zelmanovitch, our Chief Executive Officer (who is also our Chief Financial Officer), is also our Principal Executive Officer and Principal Financial Officer. Mr. Zelmanovitch evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2020 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and subject to sufficient financial resources being available will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there is sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements that could be material to the annual or interim financial statements could occur that would not be prevented or detected during our financial close and reporting process.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2020.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Zindel Zelmanovitch	73	2017	Chief Executive Officer, Chairman, Secretary, Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended June 30, 2020, we believe that as of June 30, 2020 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2021 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

There was no executive compensation for the fiscal years ended June 30, 2020 and 2019, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2020 and 2019, respectively, there were no outstanding equity awards. At this time, we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2020, and 2019, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee, and their employment relationship with us may be terminated at any time.

Mr. Zelmanovitch has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries if any.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of September 1, 2020, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 6,082,214 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Total Voting Power

Directors and Named Executive Officers:
None		-0-%

All executive officers and directors as a group (persons)
None		-0-%
5% Shareholders
Roran Capital LLC 140 West 31st Street New York, NY 10001		70%
Michael L. Field		5.5%
1340 N. Great Neck Road 1272-384 Virginia Beach, VA 23454

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020 and a further extension is being negotiated. Amounts borrowed under the Note bear interest at 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price.

On June 8, 2020, Roran Capital converted $124,500 principal amount of its promissory note with Waterside Capital Corporation (the “Company”) and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest, and the Company has not yet amended its Loan Agreement and Promissory Note with Roran Capital to extend the maturity date, which expired on June 19, 2020.

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

The following table provides information regarding the fees billed to us by Haskell & White LLP in the years ended June 30, 2020, and 2019. All fees described below were approved by the Board:

	For the years ended June 30
	2020	2019
Audit Fees (1)	$24,000	$24,000

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$24,000	$24,000

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

Date: September 25, 2020	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Zindel Zelmanovitch	Chairman of the Board;	September 25, 2020
Chief Executive Officer;
Chief Financial Officer

