Form 10-Q
period 2020-09-30
WATERSIDE CAPITAL CORP
filed 2020-11-12
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The outstanding number of shares of common stock as of November 06, 2020 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of June 30, 2020 and September 30, 2020 (Unaudited)

	June 30, 2020	September 30, 2020
		(unaudited)
ASSETS
Cash	$12,625	$12,695
TOTAL ASSETS	$12,625	$12,695

LIABILITIES & STOCKHOLDERS EQUITY
Liabilities
Current Liabilities
Accounts Payable	$8,700	$15,749
Convertible Note Payable - Roran, net of debt discount	104,838	119,838
Accrued Interest Payable	20,749	24,019
Total Current Liabilities	134,287	159,606

Total Liabilities	134,287	159,606

Stockholders Equity
Common Stock $1.00 par value, 10,000,000 authorized, 6,082,214 shares issued and outstanding	6,082,214	6,082,214
Additional Paid-In Capital	11,609,814	11,619,814
Accumulated Deficit	(17,813,690)	(17,848,939)
Total Stockholders Equity	(121,662)	(146,911)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$12,625	$12,695

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Periods Ended September 30,
	2020	2019

Expense
Administrative Expenses	$21,979	$12,796
Interest Expense	13,270	22,661
Total Expense	35,249	35,457

Net Loss from Operations	$(35,249)	$(35,457)

Net Loss	$(35,249)	$(35,457)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	6,082,214	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.02)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)
Beneficial conversion feature	-	-	10,000	-	10,000
Net Loss for the period	-	-	-	(35,249)	(35,249)
Balance at September 30, 2020	6,082,214	$6,082,214	$11,619,814	$(17,848,939)	$(146,911)

Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)
Beneficial conversion feature	-	-	10,000	-	10,000
Net Loss for the period	-	-	-	(35,457)	(35,457)
Balance at September 30, 2019	1,915,548	$1,915,548	$15,596,480	$(17,720,680)	$(208,652)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the three Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
OPERATING ACTIVITIES
Net loss	$(35,249)	$(35,457)
Adjustments to reconcile Net loss to net cash used in operations:
Debt discount	10,000	17,500
Accounts payable	7,049	-
Accrued interest payable	3,270	5,161
Net cash used in Operating Activities	(14,930)	(12,796)

FINANCING ACTIVITIES
Proceeds from convertible Note payable - from Roran Capital	15,000	15,000
Net cash provided by Financing Activities	15,000	15,000
Net cash increase for period	70	2,204
Cash at beginning of period	12,625	8,993
Cash at end of period	$12,695	$11,197

Supplemental Non-cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion option on convertible note payable	$10,000	$10,000

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2020

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

The Company filed with the SEC an application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. On April 22, 2020, the SEC issued an order under Section 8(f) of the Investment Company Act of 1940, as amended, declaring that the Company has ceased to be an investment company. As a result, the Company is now a reporting company under the Securities Exchange Act of 1934, as amended.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended June 30, 2020. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2020, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the audited financial statements and notes for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2020.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. The Company’s note payable to Roran, and related accrued interest, was due upon maturity in June 2020 and the parties have agreed to extend maturity to December 31, 2020. The Company does not presently possess sufficient resources to satisfy its obligations. For further discussion of the advances made by Roran, see Notes 3 and 4.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2020

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s June 30, 2020 financial statements included in its 2020 Annual Report on Form 10-K.

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

September 30, 2020

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

September 30, 2020

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

September 30, 2020

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

September 30, 2020

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

Roran Obligations

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. The parties have verbally extended the maturity date of the Loan Agreement and Note to December 31, 2020. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $119,838 as of September 30, 2020 (net of debt discounts and exclusive of accrued interest).

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2020

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the CEO and Chairman of the Board, at the dates indicated:

September 30, 2020
Convertible Note Payable (See Note 3)	$119,838

Interest on Convertible Note Payable	24,019
$143,857

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date of the filing of this Quarterly Report on Form 10-Q to determine if they must be reported, and there are no subsequent events to be reported except that the Company has been deregistered as an investment company as referenced in these financial statements.

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations, and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments may direct. Management believes the capital markets have been negatively impacted by COVID-19, which negatively impacts the Company’s ability to consummate a merger transaction.

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

The following discussion of the results of operations for the three months ended September 30, 2020, and 2019, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on September 25, 2020. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of Three Months Ended September 30, 2020, And 2019

During the three months periods ended September 30, 2020, and 2019, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $21,979 and $12,796 for the three months ended September 30, 2020, and 2019. The increase in professional fee expense was primarily due to the fees expended in converting the issuer from a 1940 Act Company to a 1934 Act Company.

Interest Expense

Interest expense totaled $13,270 and $22,661 for the three months ended September 30, 2020, and 2019. The decrease in interest expense was primarily due to the decrease in the amount owed under the Roran Note.

Net Loss

We reported a net loss of $35,249 and $35,457 during the three months ended September 30, 2020, and 2019. The decrease in net loss was directly attributable to the decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through September 30, 2020, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $250,000 to meet our most critical cash requirements, and of this amount, approximately $130,162 remains available to be drawn as of September 30, 2020. The loan facility matured on June 19, 2020 and was verbally extended by the parties to December 31, 2020. The Company does not presently possess resources to repay related borrowings and accrued interest.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2019 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended September 30, 2020, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 3 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money borrowed from Roran or other sources.

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

At September 30, 2020, we had only $12,695 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash. Also, related party obligations totaling $143,857, which includes convertible note outstanding and accrued interest payable, are outstanding as of September 30, 2020.

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments may direct. Management believes the capital markets have been negatively impacted by COVID-19, which negatively impacts the Company’s ability to consummate a merger transaction.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”), and as of September 30, 2020, $119,838 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum and related accrued interest as of September 30, 2020 is $24,019. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 then June 19, 2020 and verbally to December 31, 2020. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. The parties have verbally extended the maturity date of the promissory note from June 19, 2020 to December 31, 2020.

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

Date: November 12, 2020	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

