Form 10-Q
period 2020-12-31
WATERSIDE CAPITAL CORP
filed 2021-02-16
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

The outstanding number of shares of common stock as of February 11, 2021 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of June 30, 2020 and December 31, 2020 (Unaudited)

	June 30, 2020	December 31, 2020
ASSETS
Cash	$12,625	$1,783
TOTAL ASSETS	$12,625	$1,783

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$8,700	$10,500
Convertible Note Payable - Roran, net of debt discount	104,838	137,338
Accrued Interest Payable	20,749	27,874
Total Other Current Liabilities	134,287	175,712
Total Current Liabilities	134,287	175,712

Total Liabilities	134,287	175,712

Equity
Common Stock $1.00 par value, 10,000,000 authorized, 6,082,214 shares issued and outstanding	6,082,214	6,082,214
Additional Paid-In Capital	11,609,814	11,631,481
Acccumulated Deficit	(17,813,690)	(17,887,624)
Total Equity	(121,662)	(173,929)
TOTAL LIABILITIES & EQUITY	$12,625	$1,783

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2020 and 2019

(Unaudited)

	Three Months Periods Ended		Six Months Periods Ended
	December 31,		December 31,
	2020	2019	2020	2019
Income
Interest - Other	$-	$-	$-	$-
Total Income	-	-	-	-

Expense
Administrative Expenses	23,162	19,655	45,141	32,452
Interest Expense	15,523	7,239	28,793	29,900
Total Expense	38,685	26,895	73,934	62,352

Net Loss	(38,685)	(26,895)	(73,934)	(62,352)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	6,082,214	1,915,548	6,082,214	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the three and six months ended December 31, 2020 and 2019 (Unaudited)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(35,249)	(35,249)

Balance at September 30, 2020	6,082,214	6,082,214	11,619,814	(17,848,939)	(146,911)

Beneficial conversion feature	-	-	11,667	-	11,667

Net Loss for the period	-	-	-	(38,685)	(38,685)

Balance at December 31, 2020	6,082,214	6,082,214	11,631,481	(17,887,624)	(173,929)

Balance at June 30, 2019	1,915,548	1,915,548	15,586,480	(17,685,223)	(183,195)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(35,457)	(35,457)

Balance at September 30, 2019	1,915,548	1,915,548	15,596,480	(17,720,680)	(208,652)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(26,895)	(26,895)

Balance at December 31, 2019	1,915,548	$1,915,548	$15,606,480	$(17,747,575)	$(225,547)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2020 and 2019

(Unaudited)

	2020	2019
OPERATING ACTIVITIES
Net Loss	$(73,934)	$(62,352)
Adjustments to reconcile Net Loss to net cash used by operations:

Changes in assets and liabilities
Debt Discount	21,667	18,930
Accounts Payable	1,800	3,792
Accrued Interest Payable	7,125	10,970
Net cash used by Operating Activities	(43,342)	(28,660)

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	32,500	30,000
Net cash provided by Financing Activities	32,500	30,000
Net cash (decrease) increase for period	(10,842)	1,340

Cash at beginning of period	12,625	8,993

Cash at end of period	$1,783	$10,333

Supplemental Non-Cash Investing and Financing Activities:

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$11,667	$20,000

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2020

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

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2020, are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the audited financial statements and notes for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2020.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. The Company’s note payable to Roran, and related accrued interest, was due upon maturity on December 31, 2020 and no maturity extension has been granted to date. The Company does not presently possess sufficient resources to satisfy its obligations. For further discussion of the advances made by Roran, see Notes 3 and 4.

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2020

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

December 31, 2020

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

December 31, 2020

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

December 31, 2020

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

Roran Obligations

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $137,338 as of December 31, 2020 (net of debt discounts and exclusive of accrued interest).

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2020

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the CEO and Chairman of the Board, at the dates indicated:

December 31, 2020
Convertible Note Payable (See Note 3)	$137,338

Interest on Convertible Note Payable	27,874
$165,212

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

The following discussion of the results of operations for the three and six months ended December 31, 2020, and 2019, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on September 25, 2020. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of Three and Six Months Ended December 31, 2020, and 2019

During the three and six months periods ended December 31, 2020, and 2019, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $23,162 and $19,655 for the three months ended December 31, 2020, and 2019. The increase was primarily due to more activity in the current period as the prior comparable period required less work to keep the Company current in its SEC filings.

Professional fees totaled $45,141 and $32,452 for the six months ended December 31, 2020, and 2019. The increase was primarily due to more activity in the current period as the prior comparable period required less work to keep the Company current in its SEC filings.

Interest Expense

Interest expense totaled $15,523 and $7,239 for the three months ended December 31, 2020, and 2019. The increase in interest expense was due to the immediate expensing of interest resulting from the maturity of the Roran Note in June 2020.

Interest expense totaled $28,793 and $29,900 for the six months ended December 31, 2020, and 2019. The decrease in interest expense was due to the immediate expensing of interest resulting from the maturity of the Roran Note in June 2020, offset by a decrease in the amount due under the Note.

Net Loss

We reported a net loss of $38,685 and $26,895 during the three months ended December 31, 2020, and 2019. The increase in net loss was directly attributable to the increase in professional fees and interest expense.

We reported a net loss of $73,934 and $62,352 during the six months ended December 31, 2020, and 2019. The increase in net loss was directly attributable to the increase in professional fees offset somewhat by a slight decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through December 31, 2020, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $250,000 to meet our most critical cash requirements, and of this amount, approximately $112,662 remains available to be drawn as of December 31, 2020. The loan facility matured on June 19, 2020 and Roran has agreed to extend the loan and advance additional funds until negotiations have concluded. The Company does not presently possess resources to repay related borrowings and accrued interest.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2020 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended December 31, 2020, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 3 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

During the next 12 months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) identifying and consummating a transaction with a Business Target. We believe we will be able to meet these costs through the use of funds borrowed from Roran, or other amounts to be loaned to or invested in us by other investors.

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

At December 31, 2020, we had only $1,783 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash. Also, related party obligations totaling $165,212, which includes convertible note outstanding and accrued interest payable, are outstanding as of December 31, 2020.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”), and as of December 31, 2020, $137,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum and related accrued interest as of December 31, 2020 is $27,874. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 then June 19, 2020. Roran has agreed to extend the loan and advance additional funds until further negotiations have concluded. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. Roran has agreed to extend the loan and advance additional funds until further negotiations have concluded.

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

Date: February 16, 2021	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

