Form 10-Q
period 2021-03-31
WATERSIDE CAPITAL CORP
filed 2021-05-12
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

The outstanding number of shares of common stock as of May 5, 2021 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

BALANCE SHEETS

As of March 31, 2021 (Unaudited) and June 30, 2020

	March 31, 2021	June 30, 2020
ASSETS
Cash	$1,519	$12,625
TOTAL ASSETS	$1,519	$12,625

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$12,000	$8,700
Convertible Note Payable - Roran, net of debt discount	142,338	104,838
Accrued Interest Payable	32,102	20,749
Total Other Current Liabilities	186,440	134,287
Total Current Liabilities	186,440	134,287

Total Liabilities	186,440	134,287

Equity
Common Stock $1.00 par value, 10,000,000 authorized, 6,082,214 shares issued and outstanding	6,082,214	6,082,214
Additional Paid-In Capital	11,634,814	11,609,814
Acccumulated Deficit	(17,901,949)	(17,813,690)
Total Equity	(184,921)	(121,662)
TOTAL LIABILITIES & EQUITY	$1,519	$12,625

 See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Periods Ended		Nine Months Periods Ended
	March 31,		March 31,
	2021	2020	2021	2020
Income
Interest - Other	$-	$-	$-	$-
Total Income	$-	$-	$-	$-

Expense
Administrative Expenses	6,764	11,747	51,905	44,198
Interest Expense	7,560	13,043	36,353	42,944
Total Expense	14,324	24,790	88,258	87,142

Net Loss	$14,324	$24,790	$88,258	$87,142

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	6,082,214	1,915,548	6,082,214	1,915,548
Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

 See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2021 and 2020 (Unaudited)

	Common Stock
	($1 Par Value)		Additional
		Par	Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(35,249)	(35,249)

Balance at September 30, 2020	6,082,214	6,082,214	11,619,814	(17,848,939)	(146,911)

Beneficial conversion feature	-	-	11,667	-	11,667

Net Loss for the period	-	-	-	(38,685)	(38,685)

Balance at December 31, 2020	6,082,214	6,082,214	11,631,481	(17,887,624)	(173,929)

Beneficial conversion feature	-	-	3,333	-	3,333

Net Loss for the period	-	-	-	(14,324)	(14,324)

Balance at March 31, 2021	6,082,214	$6,082,214	$11,634,814	$(17,901,948)	$(184,920)

Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(35,457)	(35,457)

Balance at September 30, 2019	1,915,548	1,915,548	15,596,480	(17,720,680)	(208,652)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(26,895)	(26,895)

Balance at December 31, 2019	1,915,548	1,915,548	15,606,480	(17,747,575)	(225,547)

Beneficial conversion feature	-	-	10,000	-	10,000

Net Loss for the period	-	-	-	(24,790)	(24,790)

Balance at March 31, 2020	1,915,548	$1,915,548	$15,616,480	$(17,772,365)	$(240,337)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
OPERATING ACTIVITIES
Net Loss	$(88,258)	$(87,142)
Adjustments to reconcile Net Loss to net cash used in operations to net cash used by operations:
Debt Discount	25,000	25,720

Changes in assets and liabilities
Accounts Payable	3,300	1,292
Accrued Interest Payable	11,352	17,224
Net cash used by Operating Activities	(48,606)	(42,906)

FINANCING ACTIVITIES
Proceeds from note payable from Roran Capital	37,500	45,000
Net cash provided by Financing Activities	37,500	45,000
Net cash (decrease) increase for period	$(11,106)	2,094

Cash at beginning of period	12,625	8,993

Cash at end of period	$1,519	$11,087

Supplemental Non-Cash Investing and Financing Activities

Intrinsic value of embedded beneficial conversion feature on convertible note payable	25,000	$30,000

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

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

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 2020. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2020, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the audited financial statements and notes for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2020.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has agreed to advance our Company a limited amount of funding in order to partially meet our most critical cash requirements. The Company’s note payable to Roran, and related accrued interest, was due upon maturity on June 19, 2020 and no maturity extension has been granted to date. The Company does not presently possess sufficient resources to satisfy its obligations. For further discussion of the advances made by Roran, see Notes 3 and 4.

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

March 31, 2021

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

March 31, 2021

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

Pursuant to ASC 850-10-20 related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

March 31, 2021

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

Deferred Tax Assets and Income Taxes Provision

The Company follows the provisions of ASC 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

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

March 31, 2021

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

Roran Obligations

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. Although the maturity date has passed, Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $142,338 as of March 31, 2021 (net of debt discounts and exclusive of accrued interest).

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the CEO and Chairman of the Board, at the dates indicated:

March 31, 2021
Convertible Note Payable (See Note 3)	$142,338

Interest on Convertible Note Payable	32,102
$174,440

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

The following discussion of the results of operations for the three and nine months ended March 31, 2021, and 2020, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on September 25, 2020. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of Three and Nine Months Ended March 31, 2021, and 2020

During the three and nine months periods ended March 31, 2021, and 2020, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expense

Professional fees totaled $6,764 and $11,747 for the three months ended March 31, 2021, and 2020. The decrease was primarily due to less activity and increase efficiencies in the current period as the prior comparable period required more work to keep the Company current in its SEC filings.

Professional fees totaled $51,905 and $44,198 for the nine months ended March 31, 2021, and 2020. The increase was primarily due to more activity in the current period as the prior comparable period required less work to keep the Company current in its SEC filings.

Interest Expense

Interest expense totaled $7,560 and $13,043 for the three months ended March 31, 2021, and 2020. The decrease in interest expense was due to the immediate expensing of interest resulting from the maturity of the Roran Note in June 2020, offset by a decrease in the amount due under the Note.

Interest expense totaled $36,353 and $42,944 for the nine months ended March 31, 2021, and 2020. The decrease in interest expense was due to the immediate expensing of interest resulting from the maturity of the Roran Note in June 2020, offset by a decrease in the amount due under the Note.

Net Loss

We reported a net loss of $14,324 and $24,790 during the three months ended March 31, 2021, and 2020. The decrease in net loss was directly attributable to the decrease in professional fees and interest expense.

We reported a net loss of $88,258 and $87,142 during the nine months ended March 31, 2021, and 2020. The increase in net loss was directly attributable to the increase in professional fees offset somewhat by a decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through March 31, 2021, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained funding through a convertible loan facility of up to $250,000 to meet our most critical cash requirements, and of this amount, approximately $107,662 remains available to be drawn as of March 31, 2021. The loan facility matured on June 19, 2020 and Roran has agreed to extend the loan and advance additional funds until negotiations have concluded. The Company does not presently possess resources to repay related borrowings and accrued interest and there is no assurance that the Company will be able to borrow additional funds.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2020 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended March 31, 2021, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 3 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

At March 31, 2021, we had only $1,519 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash. Also, related party obligations totaling $174,440, which includes convertible note outstanding and accrued interest payable, are outstanding as of March 31, 2021.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”), and as of March 31, 2021, $142,338 has been drawn by the Company under the Note. The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). Amounts borrowed under the Note bear interest at 12% per annum and related accrued interest as of March 31, 2021 is $32,102. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 then June 19, 2020. Roran has agreed to extend the loan and advance additional funds until further negotiations have concluded. The Note is convertible into shares of the Company’s common stock (“Common Stock”) at any time at the discretion of Roran any time after the first 90-days under the Note at a conversion price per share equal to the lesser of: (i) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of the Note; or, (ii) 60% multiplied by the lowest trading price for the Common Stock during the 20 trading days prior to the date of conversion. The Note may be repaid in whole at any time. The repayment amount is subject to a premium on the outstanding principal balance of if repaid after 90-days, ranging from 10% to 25%, depending upon when repayment is tendered. If the Company fails to meet its obligations under the terms of the Note or the Loan Agreement, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The foregoing descriptions of the Loan Agreement and the Note do not purport to be complete and are qualified in their entirety by the terms and conditions of the Loan Agreement and the Note.

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

Date: May 12, 2021	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	Zindel Zelmanovitch

