Form 10-K
period 2021-06-30
WATERSIDE CAPITAL CORP
filed 2021-09-01
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 811-8387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

virginia	54-1694665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

140 West 31st Street, 2nd Floor

New York, New York 10001

Registrant’s telephone number, including area code: 212-686-1515

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class: NONE	Name of each exchange on which registered: NONE

Securities registered pursuant to section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☒ NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on August 24, 2021, was approximately $1,520,554 (6,082,214 shares at $0.25 per share).

As of August 24, 2021, there were 6,082,214 shares of the registrant’s common stock, $1.00 par value per share, outstanding.

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

In his capacity as the sole director and officer of the Company, Zindel Zelmanovitch considered a variety of options for the Company, including bankruptcy and liquidation, neither of which would have yielded any economic benefit for the Company’s shareholders. Thus, Zindel Zelmanovitch negotiated with Roran to provide a loan or loans to fund reasonable expenses of the Company, on arm’s length terms, so long as progress was being made to reorganize the Company and to identify either (i) a new business to enter into; or, (ii) an active business with which to merge or otherwise acquire, which would benefit from operating as a public entity. The New Board (Zindel Zelmanovitch) has continued to work toward achieving that goal. With no assets and no SBIC license from the SBA, no income, and liabilities in excess of $10,000,000 (which has now been forgiven in full, as stated below), the New Board (Zindel Zelmanovitch) concluded that continuing to operate as a registered investment company was impossible; furthermore, the consistent feedback from third parties with which the New Board has sought to consummate a transaction to commence a new business or acquire or merge a new business into the Company has been that until the Company’s Application Pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be an Investment Company is approved, no such transaction was feasible. On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company.

Since the entry of the Final Order (June 28, 2017) and the termination of the Receivership, the Company has been maintained for the benefit of its shareholders and pursuant to, and in compliance with, the Final Order. The Company has no assets, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. While it would have been possible for the Company to merely dissolve, the Company has instead decided to endeavor to reconstitute itself as a viable business. The Company has engaged and intends to continue to engage, qualified professionals and personnel to bring the Company current in its SEC filings and audits. The Company filed a Form 10-K for the period ending June 30, 2017 and has subsequently timely filed all periodic reports on Forms 10-Q and Forms 10-K.

The Company’s outstanding judgment payable owed to the SBA was purchased by Roran from the SBA in July 2017. As such, all amounts due under the outstanding judgment payable were owed to Roran rather than the SBA. Upon purchase, the Company began to accrue interest that was due under the original terms of the judgment payable. The statutory interest rate was 0.094%. The Company accrued $163,991 in interest on the judgment payable as of March 31, 2019. On May 16, 2019, Roran forgave the entire principal amount and interest due thereon of $10,609,635.

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”), and as of June 30, 2021, $149,838 has been drawn by the Company under the Note (exclusive of accrued interest). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020. Roran has agreed to extend the loan and advance additional funds until further negotiations regarding the loan have concluded. Amounts borrowed under the Note bear interest at 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the 20 day trailing lowest share price. The use of proceeds of this loan has been and continues to be the payment by the Company of its reasonable operational expenses payable to third-party service providers (consisting solely of third party expenses such as legal, accounting, transfer agent and edgarization costs, all at the actual cost for such services). The loan is not a senior or a secured instrument.

On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest.

The Company is currently authorized to issue twenty-five thousand (25,000) shares of preferred stock, with a par value of $1.00 per share. There are zero (0) shares of preferred stock issued. The Company is also authorized to issue ten million (10,000,000) shares of common stock, with a par value of $1.00 per share. As of June 30, 2021, and currently, 6,082,214 shares of common stock of the Company were outstanding. These shares are quoted over the counter with Pink OTC Markets Inc. under the ticker symbol “WSCC” and are held by 23 shareholders of record as of June 9, 2021. The Company does not have any other equity securities outstanding.

Current Business Strategy and Operations

The Company continues to explore options to either (i) enter into a new business, or, (ii) merge with, or otherwise acquire, an active business that would benefit from operating as a public entity. The New Board continues to search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company. On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company. The Company voluntarily files annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will continue to list its common stock on the Pink OTC Markets for the benefit of its shareholders. As a result of these efforts, the Company is and holds itself out as being engaged primarily in the business of seeking either (i) a new business to enter into; or, (ii) merger or acquisition candidates, which would benefit from being public.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the New Board. We have not entered into any material definitive agreement with any party. In our efforts to analyze and evaluate a prospective target business, we will consider several factors, including, without limitation, the following:

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

During the year ended June 30, 2021, we did not engage in any business activities that provided us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next 12-months and beyond will be paid with funds raised through other sources, which may not be available on favorable terms, if at all. The Company, at this time, does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until the Company has successfully consummated such a merger or acquisition or entered into a new business. Instead, the Company intends to borrow money to finance ongoing operations.

Government Regulations

The Company is no longer a registered investment company.

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

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the future, we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not maintain a website, and there is no estimate for when the Company will maintain such a website. Our corporate offices are located at 140 West 31st Street, Second Floor, New York, New York, 10001. Our telephone number is 212-686-1515.

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

We have limited resources, no revenues from operations to date, and our cash on hand will not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues until, at the earliest, the consummation of a merger or similar business combination and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no assets and have no operating income, revenues, or cash flow from operations. Roran is providing us with funding, on an as-need basis, under a loan arrangement, with amounts advanced limited to enabling us to continue our corporate existence and our business objective to seek new business opportunities, as well as to fund the costs, including professional accounting and legal fees. The amount to be loaned by Roran in the interim financing arrangement is limited to $250,000.

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

There is no assurance of a business combination or other transaction.

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

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude the consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition.

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

70% of our issued and outstanding common stock is controlled by Roran Capital, which is beneficially owned by Yitzhak Zelmanovitch, the son of our sole officer and director, Zindel Zelmanovitch. As a result, Yitzhak Zelmanovitch can direct the affairs of the Company as the majority shareholder and there is no assurance that any decisions made through a shareholder vote will be the same decisions that one or more minority shareholders would make.

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

Not applicable.

ITEM 2.	PROPERTIES

We do not currently own any property. The Company’s corporate documents are stored at a storage facility. We share office space with Roran, for which we are not charged a fee. Our administrative functions are provided through Roran, for which we are not charged a fee. We may need to rent office space in the future. As of August 25, 2021, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

Reports

We will furnish annual financial statements to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial statements in our quarterly reports filed electronically with the SEC. All financial statements and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Computershare Investor Services Inc., 1500 Robert-Bourassa Blvd., 7th Floor, Montreal, Quebec, H3A 3S8, as its transfer agent.

Number of Equity Security Holders

As of June 8, 2021, we had 23 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have no current plans to pay dividends. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2021, and 2020 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

The Company filed a Form 10-K for the period ended June 30, 2017 and subsequently has filed all Forms 10-Q and Forms 10-K in a timely fashion. The Company also filed with the SEC an Application pursuant to Section 8(f) of the Investment Company Act of 1940 for an order declaring that the Company has ceased to be a registered investment company. On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company.

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

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Results of Operations

For the year ended June 30, 2021, as compared to the year ended June 30, 2020:

	For the Fiscal Year Ended:
	June 30, 2021	June 30, 2020
Income
Interest income	$-	$-
Total income	-	-
Expense
Administrative expenses	(70,970)	(57,760)
Interest Expense	(45,692)	(70,707)
Total expenses	(116,662)	(128,467)
Net Loss	$(116,662)	$(128,467)

Revenues and Gains

Since there were no operations, the Company did not generate any revenues for the year ended June 30, 2021, and 2020. As part of the Receivership, all of the Company’s revenue-generating assets were liquidated. We expect that the Company will not generate any revenue until we can execute on our plan to enter into a new business or merge with or otherwise acquire another business. Even if we are successful in closing such a transaction, there is still no assurance we will generate any revenue.

Expenses

The Company did not conduct any active business; therefore, the Company had no direct costs associated with generating revenue.

Total expenses for the year ended June 30, 2020, totaled $128,467. These expenses consisted primarily of legal and accounting and administrative expenses for the Company’s filings with the SEC; and, interest expense.

Total expenses for the year ended June 30, 2021, totaled $116,662. These expenses consisted primarily of legal and accounting and administrative expenses for the Company’s filings with the SEC; and, interest expense.

Personnel

The Company had no employees for the years ended June 30, 2021, and June 30, 2020. Any expenses related to “personnel” were for professional fees, consultants, and contractors engaged in maintaining the corporate existence of the Company.

Related Party Transactions

The Company has identified the following individuals and entities as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

-	Yitzhak Zelmanovitch

-	Roran Capital, LLC

The Company owed the following amounts to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2021
Convertible Note Payable (See Note 3 of the accompanying financial statements)	$149,838

Interest on Convertible Note Payable	36,441
$186,279

Liquidity and Capital Resources

On June 30, 2021, and 2020, we had cash and cash equivalents of $44 and $12,625, respectively. On June 30, 2021, and 2020, we had a working capital deficit of $208,324 and $121,662, respectively. For the year ended June 30, 2021, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have no operating business, and we generate no revenue. While we are focused on identifying a new business to enter into, or merge with or otherwise acquire an operating business, even those activities require capital. We also maintain our corporate existence and remain current in our voluntary filings with the SEC. We will seek to borrow the needed capital from Roran and seek other sources for capital. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended June 30, 2021, and 2020, we reported a net loss from operations of $116,662 and $128,467, respectively.

We had negative cash flows from operating activities totaling $57,581 for the period ending June 30, 2021. Combined with a beginning cash balance of $12,625 as of July 1, 2020, and $45,000 proceeds from the convertible note, we had a negative net decrease in cash during 2021 of $(12,581).

As of June 30, 2021, we had assets of cash of $44 and no other assets. As of June 30, 2021, we had liabilities of $208,368. The Company’s accumulated deficit was $17,930,352.

Unless the Company can enter into or acquire a viable business and attract additional investment, the future of the Company operating as a going concern is in substantial doubt.

We voluntarily file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly.

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

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2021. The Company also effectively ceased business operations in May 2014 upon the appointment of the SBA as the receiver and the commencement of the Receivership. Over the course of the Receivership, the activity of the Company was limited to the liquidation of the Company assets and the payment of proceeds to the SBA and the costs of the Receivership.

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

Our independent registered public accounting firm, in its report for the year ended June 30, 2021, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Waterside Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Waterside Capital Corporation (the “Company”) as of June 30, 2021 and 2020, and the related statements of loss, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended on June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Complex Debt Transactions—Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company has an outstanding convertible promissory note with Roran Capital LLC and during the current year, the Company borrowed additional funds under the convertible promissory note. The embedded conversion feature allows the outstanding debt and interest obligations to be converted to common stock at a fixed discount rate to the trading value of the Company’s common stock. Such hybrid instruments require the embedded conversion feature to be analyzed if it meets the criteria for bifurcation to be separately accounted for as a derivative financial instrument. If the embedded conversion feature is not bifurcated, the intrinsic value of the conversion option is calculated to determine the debt discount associated with the conversion feature.

The evaluation of whether the embedded conversion feature should be bifurcated from the host debt contract and separately accounted for as a derivative financial instruments is highly complex. The related audit effort in evaluating management’s analysis of the correct application of the accounting literature in U.S. GAAP was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained management’s analysis of applicable accounting guidance related to the determination if the embedded conversion feature should be bifurcated and accounted for separately. We reviewed the applicable accounting literature for debt and derivatives, noting the conclusions reached by management that the embedded conversion feature should not be separately treated as a derivative financial instrument were consistent with U.S. GAAP.

●	We obtained management’s calculation of the intrinsic value of the embedded conversion feature that was recorded as a debt discount based on the funds provided and recalculated the intrinsic value.
●	We traced the amounts borrowed into the Company’s bank statements.
●	We confirmed the overall outstanding debt balance with the creditor.
●	We agreed the amount recorded into additional paid-in capital to the debt discount recorded.
●	We tested that the amortization of the debt discount recorded to interest expense was correct.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California
September 1, 2021

WATERSIDE CAPITAL CORPORATION

Balance Sheets

June 30, 2021 and 2020

	June 30, 2021	June 30, 2020
ASSETS
Cash	$44	$12,625
TOTAL ASSETS	$44	$12,625

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilitites
Accounts Payable	$22,089	$8,700
Convertible Note Payable - Roran	149,838	104,838
Accrued Interest Payable	36,441	20,749
Total Current Liabilities	208,368	134,287

Total Liabilities	208,368	134,287

Stockholders Deficit
Common Stock, $1.00 par value, 10,000,000 shares authorized, 6,082,214 shares issued and outstanding, as of June 30, 2021 and June 30, 2020	6,082,214	6,082,214
Additional Paid-In Capital	11,639,814	11,609,814
Accumulated Deficit	(17,930,352)	(17,813,690)
Total Stockholders Deficit	(208,324)	(121,662)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$44	$12,625

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Loss

For the Years Ended June 30, 2021 and 2020

	June 30
	2021	2020
Expense
Administrative expenses	$70,970	$57,760
Interest expense	45,692	70,707
Total Expense	116,662	128,467

Net Loss	(116,662)	(128,467)

Net Loss	$(116,662)	$(128,467)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	6,082,214	2,165,548
Net Loss Per Share- Basic and Diluted	$(.02)	$(0.06)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended June 30, 2021 and 2020

	Common Stock		Additional
	($1 Par Value)		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at June 30, 2019	1,915,548	$1,915,548	$15,586,480	$(17,685,223)	$(183,195)

Beneficial conversion feature	-	-	40,000	-	40,000

Conversion of note payable and accrued interest	4,166,666	4,166,666	(4,016,666)	-	150,000

Net loss for the year	-	-	-	(128,467)	(128,467)

Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	30,000	-	30,000

Net loss for the year	-	-	-	(116,662)	(116,662)

Balance at June 30, 2021	6,082,214	$6,082,214	$11,639,814	$(17,930,352)	$(208,324)

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

	2021	2020
Cash Flow from Operating Activities
Net loss	$(116,662)	$(128,467)
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Amortization of debt discount	30,000	47,500
Changes in assets and liabilities
Accounts Payable	13,389	1,392
Accrued Interest Payable	15,692	23,207
Net cash used in operating activities	(57,581)	(56,368)

Cash flow from Financing Activities
Proceeds from convertible note payable	45,000	60,000
Net cash provided by financing activities	45,000	60,000

Net cash (decrease) increase for year	(12,581)	3,632
Cash at beginning of year	12,625	8,993
Cash at end of year	$44	$12,625

Supplemental disclosure of non-cash financing activity

Intrinsic value of embedded beneficial conversion feature on convertible note payable	$30,000	$40,000

Conversion of note payable and accrued interest to common stock	$-	$150,000

The accompanying Notes are an integral part of these Financial Statements.

See report of Independent Registered Public Accounting Firm.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company has no operating assets of any value, and the Company no longer has the SBIC license from the SBA. On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company. The Company will now seek to either (i) enter into a new business; or, (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity, and has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, and it continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our operating capital resources. We have incurred operating losses and negative operating cash flows since the Receivership, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Roran, which is a related party to the Company, has previously agreed to loan our Company funds to meet our most critical cash requirements. For further discussion of the Roran loan, see Notes 3 and 4.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2021 financial statements, raised substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2021, do not contain any adjustments for this uncertainty.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

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

On June 28, 2017, the Receivership was terminated and a final order entered by the Court provided Roran with control of the Company. As of June 30, 2021, the Company’s outstanding judgment payable totaled $0 as the judgment has been satisfied in full.

WATERSIDE CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

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

On September 19, 2017, the Company issued a Convertible Promissory Note in an amount up to $150,000 in favor of Roran which was increased to $200,000 on June 17, 2019 and $250,000 on December 13, 2019 (the “Note”). The Note was issued pursuant to a Convertible Loan Agreement with Roran (the “Loan Agreement”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which was March 19, 2019 and then extended to September 19, 2019 and then June 19, 2020 and a further extension is being negotiated. Amounts borrowed under the Note bear interest at 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $149,838 as of June 30, 2021 (exclusive of accrued interest). During the year ended June 30, 2021, the total advances were $45,000. The Company recorded a BCF due the conversion option of $30,000, and the unamortized balance at June 30, 2021 is $0. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount has been amortized as interest expense through the maturity date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our CEO and Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2021
Convertible Note Payable	$149,838

Interest on Convertible Note Payable	36,441
$186,279

On June 8, 2020, Roran Capital converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of the Company’s common stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest, and the Company has not yet amended its Loan Agreement and Promissory Note with Roran Capital to extend the maturity date, which expired on June 19, 2020.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting or financial disclosure matters during 2021 and 2020, respectively. In the past the Company was not required to engage an independent registered public accounting firm due to its status as a registered investment company. Since the Company is no longer a registered investment company, it engaged the services of Haskell & White LLP in January 2017 to serve as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Zindel Zelmanovitch, our Chief Executive Officer (who is also our Chief Financial Officer), is also our Principal Executive Officer and Principal Financial Officer. Mr. Zelmanovitch evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of June 30, 2021 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2021.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Zindel Zelmanovitch	74	2017	Chief Executive Officer, Chairman, Secretary, Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended June 30, 2021, we believe that as of June 30, 2021 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2022 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

There was no executive compensation for the fiscal years ended June 30, 2021 and 2020, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2021 and 2020, respectively, there were no outstanding equity awards. At this time, we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2021, and 2020, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

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

The following table provides information regarding the beneficial ownership of our common stock as of August 31, 2021, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Total Voting Power

Directors and Named Executive Officers:
None		-0-%

All executive officers and directors as a group (persons)
None		-0-%
5% Shareholders
Roran Capital LLC 140 West 31st Street New York, NY 10001	4,247,666	70%
Michael L. Field 1340 N. Great Neck Road 1272-384 Virginia Beach, VA 23454	337,610	5.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table provides information regarding the fees billed to us by Haskell & White LLP in the years ended June 30, 2021, and 2020. All fees described below were approved by the Board:

	For the years ended June 30
	2021	2020
Audit Fees (1)	$24,000	$24,000

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$24,000	$24,000

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Registrant and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Registrant in favor of Roran Capital LLC in an amount up to $150,000, incorporated by reference to Exhibit 10.3 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.4	Form of First Amendment to Loan Agreement**

10.5	Form of First Amendment to Note**

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court for The Eastern District of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commissions on April 12, 2018.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(*)	Filed herewith.

(**)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2019.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2021	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Zindel Zelmanovitch
	Name:	ZINDEL ZELMANOVITCH
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Zindel Zelmanovitch	Chairman of the Board;	September 1, 2021
Chief Executive Officer;
Chief Financial Officer

