Form 10-Q
period 2021-09-30
WATERSIDE CAPITAL CORP
filed 2021-11-15
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 811-08387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1694665
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041	(678) 341-5898
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The outstanding number of shares of common stock as of November 12, 2021 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

As of September 30, 2021 (Unaudited) and June 30, 2021

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Cash	$-	$44
Total assets	$-	$44

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$25,502	$22,089
Accrued interest payable - related party	-	36,441
Convertible note payable - related party	-	149,838
Total current liabilities	25,502	208,368

Stockholders’ Deficit:
Common stock; $1.00 par value; 10,000,000 shares authorized; 6,082,214 shares issued and outstanding at September 30, 2021 and June 30, 2021	6,082,214	6,082,214
Additional paid-in capital	11,847,458	11,639,814
Accumulated deficit	(17,955,174)	(17,930,352)
Total stockholders’ deficit	(25,502)	(208,324)
Total liabilities and stockholders’ deficit	$-	$44

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Three Month Periods Ended September 30,
	2021	2020

Expense
Administrative expenses	$21,825	$21,979
Interest expense	2,997	13,270
Total Expense	24,822	35,249

Net loss	$(24,822)	$(35,249)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock ($1.00 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	capital	deficit	equity
Balance, June 30, 2021	6,082,214	$6,082,214	$11,639,814	$(17,930,352)	$(208,324)

Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	207,644	-	207,644
Net loss	-	-	-	(24,822)	(24,822)
Balance, September 30, 2021	6,082,214	$6,082,214	$11,847,458	$(17,955,174)	$(25,502)

	Common Stock ($1.00 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2020	6,082,214	$6,082,214	$11,609,814	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	10,000	-	10,000
Net loss	-	-	-	(35,249)	(35,249)
Balance, September 30, 2020	6,082,214	$6,082,214	$11,619,814	$(17,848,939)	$(146,911)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENT OF CASH FLOW

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Three Month Periods Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(24,822)	$(35,249)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	10,000
Forgiveness of interest - related party	2,998	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	3,413	7,049
Increase in accrued interest payable - related party	-	3,270
Net cash used in operating activities	(18,411)	(14,930)

Cash Flows from Financing Activities:
Advances from related party	18,367	-
Proceeds from issuance of convertible note payable - related party	-	15,000
Net cash provided by financing activities	18,367	15,000

Net change in cash	(44)	70
Cash, beginning of period	44	12,625
Cash, end of period	$-	$12,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Intrinsic value of embedded beneficial conversion feature on convertible note payable	$-	$10,000
Forgiveness of convertible note payable, accrued interest and advances - related party	$207,644	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

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

The Company has no operating assets of any value, and the Company no longer has the SBIC license from the SBA. The Company is no longer operating as a registered investment company under the Investment Company Act. The Company will now seek to either (i) enter into a new business; or (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity, and has undertaken a search to identify the best possible candidate(s) in order to provide value to the shareholders of the Company.

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

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, the Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. The Buyer acquired 4,247,666 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the SPA resulted in a change of control of the Company.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 2021. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2021, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the audited financial statements and notes for the year ended June 30, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2021.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. The Company on October 18, 2021, issued to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, a demand promissory note (Note 6) for $100,000 in cash. It is expected over the next nine to twelve months, the proceeds of the demand promissory note will be expended on professional fees, transfer agent, Edgar agent, other administrative costs, plans to convert the Company from a Virginia corporation to a Nevada corporation and evaluating Business Targets. Thereafter, the Company expects to secure additional financing from Ryan Schadel and other sources.

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

September 30, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s June 30, 2021 financial statements included in its 2021 Annual Report on Form 10-K.

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

September 30, 2021

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

September 30, 2021

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

NOTE 3 – NOTE PAYABLE

Roran Obligations

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. Although the maturity date has passed, Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 4,166,666 shares of Company Common Stock at the stated conversion price per share of $0.036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $149,838 as of June 30, 2021 (net of debt discounts and exclusive of accrued interest).

During the three months ended September 30, 2021, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

On September 2, 2021, in conjunction with the SPA, Roran agreed to forgive all obligations due to Roran by the Company totaling $207,644 which is comprised of convertible note payable – related party, accrued interest payable – related party, and advances from related party.

Debts forgiven by Roran on September 2, 2021
Convertible note payable – related party	$149,838
Interest on convertible note payable – related party	39,439
Advance from related party	18,367
Forgiveness of convertible note payable, accrued interest and advances – related party	$207,644

As a result of Roran agreeing to forgive all obligations, as of September 30, 2021, no obligations are due to Roran.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our former CEO and former Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the former CEO and former Chairman of the Board, at the dates indicated:

	September 30, 2021	June 30, 2021
Convertible Note Payable (See Note 3)	$-	$149,838

Interest on Convertible Note Payable	-	36,441
	$-	$186,279

NOTE 5 – SHAREHOLDER DEFICIT

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, the Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. In accordance with ASC 470-50-40-2, the resulting forgiveness of convertible note payable, accrued interest and advances – related party of $207,644 is recorded as an increase in additional paid-in capital within the statement of shareholders’ deficit, as the debt forgiven is in essence a capital transaction.

NOTE 6 – SUBSEQUENT EVENTS

Demand Promissory Note – Related Party

On October 18, 2021, the Company issued a promissory note in the principal amount of $100,000 (the “Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on October 18, 2022. The Holder may demand payment of all or any portion of the outstanding principal and interest be paid at any time. The Note is unsecured and there is no prepayment penalty.

On October 21, 2021, the Company mailed to stockholders a notice (the “Notice”) that a special meeting of the Company’s stockholders will be held at 9:00 a.m., local time, on November 15, 2021 at the Hampton Inn Business Center, 450 Jesse Jewell Pkwy SW, Gainesville, GA 30501, where stockholders will be asked to vote on the Company’s conversion from a Virginia corporation to a Nevada corporation. The Company currently has only one class of stock outstanding and Ryan Schadel, the Company’s Chief Executive Officer and Secretary, who holds a controlling amount of issued and outstanding common stock, is expected to vote his shares “FOR” the approval of the conversion. As such we expect the conversion will be approved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, include forward-looking statements. Information in this report contains “forward-looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following, without limitation, are forward-looking statements:

●	future financial and operating results;

●	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

●	our ability to either (i) enter into a new business; or (ii) merge with, or otherwise acquire, an active business which would benefit from operating as a public entity;

●	current and future economic and political conditions;

●	overall industry and market trends;

●	management’s goals and plans for future operations; and

●	other assumptions described in this report underlying or relating to any forward-looking statements.

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

The following discussion of the results of operations for the three months ended September 30, 2021, and 2020, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 1, 2021. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “Schadel SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital, LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the Schadel SPA, the Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644 which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. The Buyer acquired 4,247,666 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the Schadel SPA resulted in a change of control of the Company.

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

Comparison of Three months Ended September 30, 2021, and 2020

During the three months periods ended September 30, 2021, and 2020, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expenses

Professional fees totaled $21,825 and $21,979 for the three months ended September 30, 2021, and 2020. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred in 2021 for legal expenses related to a plan to convert from a Virginia corporation to a Nevada corporation.

Interest Expense

Interest expense totaled $2,997 and $13,270 for the three months ended September 30, 2021, and 2020. The decrease in interest expense was due a decrease in the amortization of debt discount on convertible note payable.

Net Loss

We reported a net loss of $24,822 and $35,249 during the three months ended September 30, 2021, and 2020. The decrease in net loss was directly attributable to the decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through September 30, 2021, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained $100,000 of funding by issuing a demand promissory note on October 18, 2021 to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, to meet our most critical cash requirements. The Company does not presently process the resources to repay related borrowings and there is not assurance that the Company will be able to borrow additional funds.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2021 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended September 30, 2021, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 6 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money borrowed from Ryan Schadel or other sources.

During the next 12 months, we anticipate incurring costs related to (i) filing of Exchange Act reports (ii) converting from a Virginia corporation to a Nevada corporation; and (ii) identifying and consummating a transaction with a Business Target. We believe we will be able to meet these costs through the use of funds borrowed from Ryan Schadel, or other amounts to be loaned to or invested in us by other investors.

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

Ryan Schadel, our chief executive officer, plans to devote the majority of his time to the affairs of the Company. No compensation has been paid to Mr. Schadel for his services as an officer and director. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating Business Targets.

At September 30, 2021, we had $0 cash on hand. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 1 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 2 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 28, 1998.

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1998.

10.2	Convertible Loan Agreement dated September 19, 2017, between the Company and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017, issued by the Company in favor of Roran Capital in an amount up to $150,000, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on April 26, 2018.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(*).

99.1	Final Order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court For The Eastern District Of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 12, 2018.

101.SCH	Inline XBRL Schema Document(*)
101.INS	Inline XBRL Instance Document(*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

