Form 10-Q
period 2021-12-31
WATERSIDE CAPITAL CORP
filed 2022-02-11
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 811-08387

WATERSIDE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	54-1694665
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041	(678) 341-5898
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The outstanding number of shares of common stock as of February 11, 2022 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None

Documents incorporated by reference: None

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

As of December 31, 2021 (Unaudited) and June 30, 2021

	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Cash	$58,484	$44
Prepaid expenses	1,818	-
Total assets	$60,302	$44

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$14,989	$22,089
Promissory note - related party	100,000	-
Accrued interest payable - related party	-	36,441
Convertible note payable - related party	-	149,838
Total current liabilities	114,989	208,368

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and June 30, 2021	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at December 31, 2021 and June 30, 2021	608	608
Additional paid-in capital	17,929,064	17,721,420
Accumulated deficit	(17,984,359)	(17,930,352)
Total stockholders’ deficit	(54,687)	(208,324)
Total liabilities and stockholders’ deficit	$60,302	$44

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended December 31, 2021 and 2020

(Unaudited)

	Three month period ended December 31,		Six month period ended December 31,
	2021	2020	2021	2020

Expense
Administrative expenses	$29,185	$23,162	$51,010	$45,141
Interest expense	-	15,523	2,997	28,793
Total Expense	29,185	38,685	54,007	73,934

Net loss	$(29,185)	$(38,685)	$(54,007)	$(73,934)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three and six months ended December 31, 2021 and 2020

(Unaudited)

	Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance, September 30, 2021	-	$-	6,082,214	$608	$17,929,064	$(17,955,174)	$(25,502)

Net loss	-	-	-	-	-	(29,185)	(29,185)
Balance, December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$(17,984,359)	$(54,687)

	Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$(17,930,352)	$(208,324)

Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	207,644
Net loss	-	-	-	-	-	(54,007)	(54,007)
Balance, December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$(17,984,359)	$(54,687)

	Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance, September 30, 2020	-	$-	6,082,214	$608	$17,701,420	$(17,848,939)	$(146,911)

Beneficial conversion feature	-	-	-	-	11,667	-	11,667
Net loss	-	-	-	-	-	(38,685)	(38,685)
Balance, December 31, 2020	-	$-	6,082,214	$608	$17,713,087	$(17,887,624)	$(173,929)

	Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2020	-	$-	6,082,214	$608	$17,691,420	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	-	-	21,667	-	21,667
Net loss	-	-	-	-	-	(73,934)	(73,934)
Balance, December 31, 2020	-	$-	6,082,214	$608	$17,713,087	$(17,887,624)	$(173,929)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

For the six months ended December 31, 2021 and 2020

(Unaudited)

	Six month periods ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(54,007)	$(73,934)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	21,667
Forgiveness of interest - related party	2,997	-
Changes in operating assets and liabilities:
Increase in prepaid	(1,818)	-
(Decrease) increase in accounts payable and accrued liabilities	(7,099)	1,800
Increase in accrued interest payable - related party	-	7,125
Net cash used in operating activities	(59,927)	(43,342)

Cash Flows from Financing Activities:
Advances from related party	18,367	-
Proceeds from issuance of promissory note payable - related party	100,000	-
Proceeds from issuance of convertible note payable - related party	-	32,500
Net cash provided by financing activities	118,367	32,500

Net change in cash	58,440	(10,842)
Cash, beginning of period	44	12,625
Cash, end of period	$58,484	$1,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party	$-	$11,667
Forgiveness of convertible note payable, accrued interest and advances - related party	$207,644	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2021

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

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran. Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, the Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party, and advances from related party. The Buyer acquired 4,247,666 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the SPA resulted in a change of control of the Company.

Effective November 29, 2021, the Company converted from a Virginia corporation to a Nevada corporation.

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these interim unaudited financial statements have been adjusted retroactively to reflect the reduction in par value.

On December 17, 2021, the majority shareholder and board of directors approved an amendment to the amended and restated articles of incorporation that would change the Company’s name from Waterside Capital Corporation to Metavesco, Inc. The name change will not be effective until it is cleared by the Financial Industry Regulatory Authority (“FINRA”).

The interim unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 2021. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2021, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2021

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the audited financial statements and notes for the year ended June 30, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2021.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. The Company on October 18, 2021, issued to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, a demand promissory note (Note 3) for $100,000 in cash. It is expected over the next six to nine months, the proceeds of the demand promissory note will be expended on professional fees, transfer agent, Edgar agent, other administrative costs and evaluating Business Targets. Thereafter, the Company expects to secure additional financing from Ryan Schadel and other sources. The Company does not presently possess sufficient resources to satisfy it obligations.

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

December 31, 2021

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

December 31, 2021

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

Related Parties

The Company follows subtopic 850-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for the identification of related parties and disclosure of related party transactions.

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

December 31, 2021

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

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

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

During the six months ended December 31, 2021, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

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

As a result of Roran agreeing to forgive all obligations, as of December 31, 2021, no obligations are due to Roran.

Demand Promissory Note

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on October 18, 2022. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2021

NOTE 4 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our former CEO and former Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the former CEO and former Chairman of the Board, at the dates indicated:

	December 31, 2021	June 30, 2021
Convertible Note Payable (See Note 3)	$-	$149,838

Interest on Convertible Note Payable	-	36,441
	$-	$186,279

NOTE 5 – SHAREHOLDER DEFICIT

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. In accordance with ASC 470-50-40-2, the resulting forgiveness of convertible note payable, accrued interest and advances – related party of $207,644 is recorded as an increase in additional paid-in capital within the statements of shareholders’ deficit, as the debt forgiven is in essence a capital transaction.

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these interim unaudited financial statements have been adjusted retroactively to reflect the reduction in par value.

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

The following discussion of the results of operations for the three and six months ended December 31, 2021 and 2020, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 1, 2021. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital, LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644 which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. The Buyer acquired 4,247,666 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the Schadel SPA resulted in a change of control of the Company.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Comparison of Three months Ended December 31, 2021 and 2020

During the three months periods ended December 31, 2021 and 2020, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expenses

Professional fees totaled $29,186 and $23,162 for the three months ended December 31, 2021 and 2020, respectively. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred in 2021 for legal expenses related to conversion from a Virginia corporation to a Nevada corporation and amendments to the amended and restated articles of incorporation.

Interest Expense

Interest expense totaled $0 and $15,523 for the three months ended December 31, 2021 and 2020, respectively. The decrease in interest expense is due to the settlement of the convertible note payable.

Net Loss

We reported a net loss of $29,186 and $38,685 during the three months ended December 31, 2021 and 2020, respectively. The decrease in net loss was directly attributable to the decrease in interest expense.

Comparison of Six months Ended December 31, 2021 and 2020

During the six months periods ended December 31, 2021 and 2020, the Company did not have any operations, and therefore, there were no revenues. Expenses were limited to maintaining the Company in good standing and staying current, respectively, in its filing obligations with the SEC.

Administrative Expenses

Professional fees totaled $51,010 and $45,141 for the six months ended December 31, 2021 and 2020, respectively. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred in 2021 for legal expenses related to conversion from a Virginia corporation to a Nevada corporation and amendments to the amended and restated articles of incorporation.

Interest Expense

Interest expense totaled $2,997 and $28,793 for the six months ended December 31, 2021 and 2020, respectively. The decrease in interest expense was due a decrease in the amortization of debt discount on convertible note payable.

Net Loss

We reported a net loss of $54,007 and $73,934 during the six months ended December 31, 2021 and 2020, respectively. The decrease in net loss was directly attributable to the decrease in interest expense.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through December 31, 2021, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained $100,000 of funding by issuing a demand promissory note on October 18, 2021 to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, to meet our most critical cash requirements. The Company does not presently process the resources to repay related borrowings and there is not assurance that the Company will be able to borrow additional funds.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2021 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended December 31, 2021, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 3 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

During the next 12 months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and (ii) either entering into a new business or identifying and consummating a transaction with a Business Target. We believe we will be able to meet these costs through the use of funds borrowed from Ryan Schadel, or other amounts to be loaned to or invested in us by other investors.

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

At December 31, 2021, we had $58,484 cash on hand. On October 18, 2021, the Company issued a promissory note in the principal amount of $100,000 for cash to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. Since we have no revenue or plans to generate any revenue, we will be dependent upon loans to fund expenses incurred in excess of our cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 11, 2022	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

