Form 10-Q
period 2022-03-31
WATERSIDE CAPITAL CORP
filed 2022-05-16
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The outstanding number of shares of common stock as of May 16, 2022 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	N/A	N/A

WATERSIDE CAPITAL CORPORATION

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATERSIDE CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

As of March 31, 2022 (Unaudited) and June 30, 2021

	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$496,527	$44
Prepaid expenses	7,596	-
Digital assets held, net of impairment	755,880	-
Total current assets	1,260,003	44

Total assets	$1,260,003	$44

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$27,916	$22,089
Promissory note - related party	100,000	-
Accrued interest payable - related party	-	36,441
Convertible note payable - related party	-	149,838
Convertible promissory notes - related party (net of debt discount of $99,566 and $0, respectively)	1,294	-
Total current liabilities	129,210	208,368

Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 and 0 shares issued and outstanding at March 31, 2022 and June 30, 2021	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at March 31, 2022 and June 30, 2021	608	608
Additional paid-in capital	19,129,924	17,721,420
Accumulated deficit	(17,999,739)	(17,930,352)
Total stockholders’ deficit	1,130,793	(208,324)
Total liabilities and stockholders’ equity (deficit)	$1,260,003	$44

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended March 31, 2022 and 2021

(Unaudited)

	Three month period ended March 31,		Nine month period ended March 31,
	2022	2021	2022	2021
Revenue:
Airdrops	$17,439	$-	$17,439	$-
Liquidity pool fees	22,772	-	22,772	-
	40,211	-	40,211	-
Expense
Administrative expenses	34,833	6,764	88,840	51,905
Interest expense	1,294	7,560	1,294	36,353
Impairment of digital assets held	51,983	-	51,983	-
Total Expense	88,110	14,324	142,117	88,258

Other income (expense)
Realized gain (loss) on sales/ exchange digital assets held	32,519	-	32,519	-
	32,519	-	32,519	-

Net loss	$(15,380)	$(14,324)	$(69,387)	$(88,258)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended March 31, 2022 and 2021

(Unaudited)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance, December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$(17,984,359)	$(54,687)

Issue of Series A Convertible Preferred Stock	22	$-	-	-	1,100,000	-	1,100,000
Beneficial conversion feature	-	-	-	-	100,860	-	100,860
Net loss	-	-	-	-	-	(15,380)	(15,380)
Balance, March 31, 2022	22	$-	6,082,214	$608	$19,129,924	$(17,999,739)	$1,130,793

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$(17,930,352)	$(208,324)

Issue of Series A Convertible Preferred Stock	22	$-	-	-	1,100,000	-	1,100,000
Beneficial conversion feature	-	-	-	-	100,860	-	100,860
Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	207,644
Net loss	-	-	-	-	-	(69,387)	(69,387)
Balance, March 31, 2022	22	$-	6,082,214	$608	$19,129,924	$(17,999,739)	$1,130,793

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance, December 31, 2020	-	$-	6,082,214	$608	$17,713,087	$(17,887,624)	$(173,929)

Beneficial conversion feature	-	-	-	-	3,333	-	3,333
Net loss	-	-	-	-	-	(14,324)	(14,324)
Balance, March 31, 2021	-	$-	6,082,214	$608	$17,716,420	$(17,901,948)	$(184,920)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2020	-	$-	6,082,214	$608	$17,691,420	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(88,258)	(88,258)
Balance, March 31, 2021	-	$-	6,082,214	$608	$17,716,420	$(17,901,948)	$(184,920)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

For the nine months ended March 31, 2022 and 2021

(Unaudited)

	Nine month periods ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(69,387)	$(88,258)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	1,294	25,000
Impairment of digital assets held	51,983	-
Forgiveness of interest - related party	2,997	-
Realized (gain) loss on sales/ exchange digital assets held	(32,519)	-
Digital assets received as revenue	(40,211)	-
Digital assets paid as expense	5,044	-
Changes in operating assets and liabilities:
Increase in prepaid	(7,596)	-
(Decrease) increase in accounts payable and accrued liabilities	5,828	3,300
Increase in accrued interest payable - related party	-	11,352
Net cash used in operating activities	(82,567)	(48,606)

Cash Flows from Investing Activities:
Purchase of digital assets held	(639,317)	-
Net cash provided by financing activities	(639,317)	-

Cash Flows from Financing Activities:
Advances from related party	18,367	-
Proceeds from issuance of promissory note payable - related party	100,000	-
Proceeds from issuance of convertible note payable - related party	-	37,500
Issuance of Series A Convertible Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,218,367	37,500

Net change in cash and cash equivalents	496,483	(11,106)
Cash and cash equivalents, beginning of period	44	12,625
Cash and cash equivalents, end of period	$496,527	$1,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with convertible promissory notes - related party	$100,860	$-
Purchase of digital assets held with other digital assets	$1,372,374	$-
Proceeds from sale of digital assets for other digital assets	$1,271,514	$-
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party and convertible promissory notes - related party	$100,860	$25,000
Forgiveness of convertible note payable, accrued interest and advances - related party	$207,644	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

WATERSIDE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2022

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

In March 2022, the Company commenced operations as a web3 enterprise. The Company generates income as a liquidity provider, via decentralized exchanges such as Uniswap. Additionally, the company farms tokens via Proof of Stake protocols on decentralized exchanges as well as centralized exchanges including Coinbase exchange. The Company also invests in promising NFT projects and virtual land, primarily on EVM protocols.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the audited financial statements and notes for the year ended June 30, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2021.

Going Concern

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company effectively ceased operations, has no significant liquid assets and continues to have net losses through the date of these financial statements. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no operating business or assets and no revenue, as well as limitations on our capital resources. We have incurred losses and negative operating cash flows since the Receivership, and we expect to continue to incur losses and negative operating cash flows at least through the near future. The Company on October 18, 2021, issued to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, a demand promissory note for $100,000 in cash. On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Convertible Preferred Stock and various Warrants for $1,100,000 in cash. At March 31, 2022, $95,854 of cash was in held at a financial institution and $400,673 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At March 31, 2022, $95,854 of cash was at held a financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $400,673 was held at Coinbase, Inc. (“Coinbase”). The contract with Coinbase, Inc. requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

Intangible Assets

Digital assets held by the Company are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. The Company assigns costs to transactions on a first-in, first-out basis (FIFO).

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured.

Cryptocurrencies are subject to impairment losses if the fair value a cryptocurrency decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the cryptocurrency. The Company currently obtains the quoted price of cryptocurrency from www.coinmarketcap.com. Liquidity pool tokens and non-fungible tokens are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. Impairment for tokens is assessed quarterly due to each token being a unique asset and due to the illiquid markets in which these tokens trade. The Company is continuously reviewing available markets and information and its methodology when determining the fair value of tokens. The Company currently reviews quoted prices of its tokens and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the statements of operations. Subsequent reversal of impairment losses is not permitted.

The sales of digital assets held are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations.

Revenue recognition

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s financial position and results from operations.

Revenue is recognized when the award is claimed and deposited in the Company wallet. The transaction consideration the Company receives is noncash in the form of digital assets. Revenue is measured at the fair value of the digital assets awards received using the quoted price

Airdrop

Airdrop is the distribution of tokens without compensation generally undertaken with a view of increasing awareness of a new token, to encourage adoption of new token and to increase liquidity in the early stages of a token project.

Liquidity Pools

The Company earns fees by providing liquidity on Uniswap V2 and Uniswap V3. The Company earns fees proportionate to the liquidity they have supplied to the exchange. The fee for each trade is set at 0.05% for stable coins, 0.3% for most pairs and 1.0% for exotic pairs. The fees earned by the Company depends on the risk characteristics of each pair of tokens selected and the price range liquidity is provided. Uniswap V2 requires users to provide liquidity over the entire price curve, whereas Uniswap V3 provides users with the provide liquidity over a price range.

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

Beneficial conversion feature – The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with a non-separated embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The BCF is amortized into interest expense over the life of the related debt.

Related Parties

The Company follows subtopic 850-10 of the ASC for the identification of related parties and disclosure of related party transactions.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of ASC for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

NOTE 3 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

	Cryptocurrency	Tokens	Total
Balance, July 1, 2021	$-	$-	$-

Purchase of digital assets	1,638,345	373,346	2,011,691
Proceeds from sale of digital assets	(1,164,272)	(107,242)	(1,271,514)
Realized gain loss on sales/ exchange digital assets	13,148	19,371	32,519
Acquired digital assets by Airdrop	17,439	-	17,439
Acquired digital assets by Liquidity Pools	22,772	-	22,772
Digital assets used to pay fees	(5,044)	-	(5,044)
Impairment charges	(36,473)	(15,510)	(51,983)
Balance, March 31, 2022	$485,915	$269,965	$755,880

As at March 31, 2022, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
APE	20,175.35	$224,447
ETH	72.34509	209,992
SOL	200	24,040
USDC	12,557.37	12,595
EFI	20,602.95	8,624
DAO	2,438.682	5,829
STG	116.4718	388
		$485,915
Liquidity Pool Tokens
Uniswap V3	3	$151,304
		$151,304
Non-Fungible Tokens
Mutant Ape Yacht Club	1	$49,470
Dour Darcels	4	8,588
Council of Kingz	3	2,199
Board Ape Kennel Club	1	23,099
Meebits	2	35,305
		$118,661

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

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

During the nine months ended March 31, 2022, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

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

As a result of Roran agreeing to forgive all obligations, as of March 31, 2022, no obligations are due to Roran.

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

Convertible Promissory Notes

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Promissory Convertible Note”), for value received being comprised of 1 (one) bitcoin, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and nine months ended March 31, 2022, $604 of discount amortization is included in interest expense. At March 31, 2022, there was an unamortized discount balance of $40,270 to be amortized through March 2027.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Promissory Convertible Note”), for value received being comprised of 22.86012412 Ether, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and nine months ended March 31, 2022, $690 of discount amortization is included in interest expense. At March 31, 2022, there was an unamortized discount balance of $59,296 to be amortized through March 2027.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their family affiliation with our former CEO and former Chairman of the Board:

Yitzhak Zelmanovitch

Roran Capital LLC

The following amounts were owed to related parties affiliated with the former CEO and former Chairman of the Board, at the dates indicated:

	March 31, 2022	June 30, 2021
Convertible Note Payable	$-	$149,838

Interest on Convertible Note Payable	-	36,441
	$-	$186,279

NOTE 6 – SHAREHOLDER DEFICIT

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

On March 11, 2022, the Company filed with the State of Nevada a certificate of designations for the Company’s Series A Convertible Preferred Stock (“Series A Stock”). The Series A Certificate of Designations provides (i) the number of authorized shares will be 100. (ii) each share will have a stated value of $50,000 (iii) each share into 100,000 shares of Company common stock, subject to a 9.99% equity blocker (iv) shares are non-voting and (v) shares are not entitled to receive dividends or distributions.

On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Stock and various Warrants for $1,100,000 in cash. The Warrants comprise of 2,200,000 Company common stock issuable at $1.30 per share, 2,200,000 Company common stock issuable at $1.50 per share and 2,200,000 Company common stock issuable at $1.75 per share, Upon issuance on March 16, 2022, the Warrant remain exercisable for a period of five years. The weighted average remaining legal life of the warrants at March 31, 2022 is 4.96 years.

NOTE 7 – SUBSEQUENT EVENTS

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share.

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Promissory Convertible Note”), for cash, to Timothy Hackbart (the “Holder”). The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share.

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

The following discussion of the results of operations for the three and nine months ended March 31, 2022 and 2021, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 1, 2021. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview & Management Plans

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

In March 2022, the Company commenced operations as a web3 enterprise. The Company generates income as a liquidity provider, via decentralized exchanges such as Uniswap. Additionally, the Company farms tokens via Proof-of-Stake (“PoS”) protocols on decentralized exchanges, as well as centralized exchanges, including Coinbase. The Company also invests in non-fungible token (“NFT”) projects and virtual land that it believes are promising, primarily on EVM protocols.

The Company has three areas on which it will focus:

Liquidity Provider - In decentralized finance (DeFi), the ability to trade assets from one to another is facilitated by Liquidity Pools (“LPs”) which generally contain a 50/50 balance between both underlying tokens. The Company expects to invest substantially in LPs to generate ongoing revenue. We expect that this revenue will fuel our other initiatives as we build the Company.

Staking - Like LPs, staking can provide potential passive revenue to the Company. Purchasing large blocks of lucrative PoS assets to grow the passive income portfolio is expected to be a major cornerstone to our success. This is a much greener approach to the traditional Proof of Work model, which is used by Bitcoin and Ethereum. Ethereum 2.0 is expected to be on PoS in the near future and our goal is to eventually become a validator on the network.

NFTs - The Company intends to build a world-class NFT project research team that will guide the strategic investments for the overall portfolio. We anticipate that our portfolio will contain digital assets known as NFTs, including digital real estate in multiple metaverse platforms such as The Sandbox and Otherside. These assets are expected to be used for licensing and royalty income. NFT assets have multiple use cases, in addition to the potential appreciation in the underlying digital asset. We believe that we can harness the power of acquired assets through the metaverse to grow our portfolio faster and stronger than traditional asset acquisitions typically allow.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements which we have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

While our significant accounting policies are described in more detail in Note 2 to our unaudited financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited financial statements:

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

Intangible Assets

Digital assets held by the Company are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. The Company assigns costs to transactions on a first-in, first-out basis (FIFO).

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured.

Cryptocurrencies are subject to impairment losses if the fair value a cryptocurrency decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the cryptocurrency. The Company currently obtains the quoted price of cryptocurrency from www.coinmarketcap.com. Liquidity pool tokens and non-fungible tokens are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. Impairment for tokens is assessed quarterly due to each token being a unique asset and due to the illiquid markets in which these tokens trade. The Company is continuously reviewing available markets and information and its methodology when determining the fair value of tokens. The Company currently reviews quoted prices of its tokens and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the statements of operations. Subsequent reversal of impairment losses is not permitted.

The sales of digital assets held are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations.

Revenue recognition

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s financial position and results from operations.

Revenue is recognized when the award is claimed and deposited in the Company wallet. The transaction consideration the Company receives is noncash in the form of digital assets. Revenue is measured at the fair value of the digital assets awards received using the quoted price

Airdrop

Airdrop is the distribution of tokens without compensation generally undertaken with a view of increasing awareness of a new token, to encourage adoption of new token and to increase liquidity in the early stages of a token project.

Liquidity Pools

The Company earns fees by providing liquidity on Uniswap V2 and Uniswap V3. The Company earns fees proportionate to the liquidity they have supplied to the exchange. The fee for each trade is set at 0.05% for stable coins, 0.3% for most pairs and 1.0% for exotic pairs. The fees earned by the Company depends on the risk characteristics of each pair of tokens selected and the price range liquidity is provided. Uniswap V2 requires users to provide liquidity over the entire price curve, whereas Uniswap V3 provides users with the provide liquidity over a price range.

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the ASC. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the three months ended March 31, 2022 was derived from airdrops and liquidity pool fees of $17,439 and $22,772, respectively.

Our business plan includes earning income from liquidity fees and staking. Airdrop revenue represents APE coin awards received as a result of holding the Mutant Ape Yacht Club NFT. Airdrop revenue is generally a one-time award and the Company does not have expectations of further airdrop revenue. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Administrative Expenses

Administrative expenses totaled $34,833 and $6,764 for the three months ended March 31, 2022 and 2021, respectively. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred for legal expenses related to the issuance of Series A Convertible Preferred Stock.

Interest Expense

Interest expense totaled $1,294 and $7,560 for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense is due to the settlement of the convertible note payable.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $51,983 and $0 for the three months ended March 31, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale.

Realized Gain (Loss) on Sales/ Exchange Digital Assets Held

We generally do not seek to earn income from actively trading digital asset held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $15,380 and $14,324 during the three months ended March 31, 2022 and 2021, respectively. Any increase in revenue and gains on sales of digital assets was offset by an increase in administrative and impairment expenses.

Comparison of Nine Months Ended March 31, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the nine months ended March 31, 2022 was derived from airdrops and liquidity pool fees of $17,439 and $22,772, respectively.

Our business plan includes earning income from liquidity fees and staking. Airdrop revenue represents APE coin awards received as a result of holding the Mutant Ape Yacht Club NFT. Airdrop revenue is generally a one-time award and the Company does not have expectations of airdrop further revenue. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Administrative Expenses

Professional fees totaled $88,840 and $51,905 for the nine months ended March 31, 2022 and 2021, respectively. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred for legal expenses related to conversion from a Virginia corporation to a Nevada corporation, amendments to the amended and restated articles of incorporation and the issuance of Series A Convertible Preferred Stock.

Interest Expense

Interest expense totaled $1,294 and $36,353 for the nine months ended March 31, 2022 and 2021, respectively. The decrease in interest expense is due to the settlement of the convertible note payable.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $51,983 and $0 for the nine months ended March 31, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale.

Realized Gain (Loss) on Sales/ Exchange Digital Assets Held

We generally do not seek to earn income from actively trading digital asset held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $69,387 and $88,258 during the nine months ended March 31, 2022 and 2021, respectively. Any increase in revenue and gains on sales of digital assets was offset by an increase in administrative and impairment expenses.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through March 31, 2022, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained $100,000 of funding by issuing a demand promissory note on October 18, 2021 to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, to meet our most critical cash requirements. The Company on October 18, 2021, issued to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, a demand promissory note for $100,000 in cash. On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Convertible Preferred Stock and various Warrants for $1,100,000 in cash. At March 31, 2022, $95,854 of cash was in held at a financial institution and $400,673 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2021 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the period ended March 31, 2022, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 4 and Note 6 to our unaudited financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation as of March 31, 2022 with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC.

Risks Related to Our Business

Our holdings are controlled by one shareholder which owns approximately 70% of our issued and outstanding stock.

70% of our issued and outstanding common stock is controlled by Mr. Schadel, our sole officer and director. As a result, Mr. Schadel can direct the affairs of the Company as the majority shareholder and there is no assurance that any decisions made through a shareholder vote will be the same decisions that one or more minority shareholders would make.

The Company has a limited operating history.

The Company has a limited history of operations and is in the early stage of development. As such, the Company will be subject to many risks common to such enterprises, including undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. There is no assurance that the Company will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered in light of its early stage of operations. There can be no assurance that the Company will be able to develop any of its projects profitably or that any of its activities will generate positive cash flow.

The Company’s compliance and risk management programs may not be effective.

The Company’s ability to comply with applicable laws and rules will be largely dependent on the establishment and maintenance of compliance, review and reporting systems, as well as the ability to attract and retain qualified compliance and other risk management personnel. The Company cannot provide any assurance that its compliance policies and procedures will always be effective or that the Company will be successful in monitoring or evaluating its risks. In the case of alleged non-compliance with applicable laws or regulations, the Company could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, restitution or other remedies, which could be significant. Any of these outcomes, individually or together, may among other things, materially and adversely affect the Company’s reputation, financial condition, investment and trading strategies, and asset value and the value of any investment in the Company’s common stock.

The Company may require additional funds to finance its operations.

Additional funds, raised through debt or equity offerings, may be needed to finance the Company’s future activities. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could cause the Company to reduce or terminate its operations.

If additional funds are raised through further issuances of equity or securities convertible into equity, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of the Company’s common stock. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities.

Market adoption of digital assets has been limited to date and further adoption is uncertain.

Currently, there is relatively small use of digital assets in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in the Company’s common stock. Digital assets have only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets and use of digital assets by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of digital asset demand is generated by speculators and investors seeking to profit from the short- or long-term holding of tokens. A lack of expansion by digital assets into the retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the market price of these assets. Further, if fees increase for recording transactions on these blockchains, demand for digital assets may be reduced and prevent the expansion of the networks to retail merchants and commercial businesses, resulting in a reduction in the price of these assets.

The value of digital assets may be subject to momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Market prices of digital assets are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of digital assets, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of the Company’s digital asset holdings and the value of the Company’s common stock.

A decline in the adoption and use of digital assets could materially and adversely affect the performance of the Company.

Because digital assets are a relatively new asset class and a technological innovation, they are subject to a high degree of uncertainty. As a related but separate issue from that of the regulatory environment, the adoption, growth and longevity of any digital asset will require growth in its usage and in the blockchain for various applications. A lack of expansion in use of digital assets and blockchain technologies would adversely affect the financial performance of the Company. In addition, there is no assurance that any digital assets will maintain their value over the long term. Even if growth in the use of any digital assets occurs in the near or medium term, there is no assurance that such use will continue to grow over the long term. A lack of expansion of digital assets into the retail and commercial markets, may result in increased volatility or a reduction in the market price of these assets. Further, if fees increase for recording transactions on these blockchains, demand for digital assets may be reduced and prevent the expansion of the networks to retail merchants and commercial businesses, resulting in a reduction in the price of these assets. A contraction in use of any digital asset may result in increased volatility or a reduction in prices, which could materially and adversely affect the Company’s investment and trading strategies, the value of its assets and the value of any investment in the Company’s common stock.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

Mr. Schadel, our sole officer and director and a significant stockholder, has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Our digital assets may be subject to concentration risk.

Concentration risk is the risk of amplified losses that may occur from having a large portion of our holdings in digital assets. Digital assets returns may be highly corelated and may also be Illiquid. Investments within the same industry, geographic region or security type tend to be highly correlated, meaning that what happens to one investment is likely to happen to the others. Digital assets may also be difficult to sell off quickly. Should we need quick access to cash and are heavily invested in illiquid securities, we may not be able to tap this money in a timely or cost-efficient manner.

Risks Related to our Operations

Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.

As a publicly traded company, we may experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis. There is a risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures and it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.

We have not to date experienced a material cyber-event; however, the occurrence of any such event in the future could subject us to liability give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition.

Incorrect or fraudulent digital assets transactions may be irreversible and we could lose access to our digital assets.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital assets from the transaction. Because of the decentralized nature of the blockchain, once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a digital or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our rewards or fees could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Though recent high profile enforcement actions against individuals laundering stolen digital assets have demonstrated some means of bringing malicious actors to justice for their theft, the stolen digital assets is likely to remain unrecoverable. Furthermore, we must possess both the unique public and private keys to our digital wallets to gain access to our digital assets and the loss of a private key required may be irreversible. Therefore, if we lose, or if a malicious actor successfully denies us access to our private keys, we may be permanently denied access to the digital assets held in the wallet corresponding to the lost, stolen or blocked keys. Though we have taken and continue to take reasonable steps to secure our private keys. if we were to lose access to our private keys or otherwise experience data loss relating to our digital wallets, we could effectively lose access to and the ability to use our digital assets. Moreover, we may be unable to secure insurance policies for our digital assets at rates or on terms acceptable to us, if at all. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.

Our operations require access to high-speed internet to be successful. If we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.

Risks Related to Governmental Regulation and Enforcement

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects, or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject the mining, ownership and exchange of digital assets to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects or operations.

Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. For example, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Digital assets may be made illegal in certain jurisdictions which could adversely affect our business prospects and operations.

Although we do not anticipate any material adverse regulations on digital assets in our jurisdictions of operation, it is possible that state or federal regulators may seek to impose harsh restrictions or total bans on digital assets which may make it impossible for us to do business. Further, although digital assets in general are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use digital assets or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of digital assets we acquire and thus harm investors.

The Company will have to adapt to respond to evolving security risks.

As technological change occurs, the security threats to the Company’s digital assets will likely adapt, and previously unknown threats may emerge. The ability of the Company and Coinbase to adopt technology in response to changing security needs or trends may pose a challenge to the safekeeping of their assets. To the extent that the Company or Coinbase is unable to identify and mitigate or stop new security threats, The Company’s assets may be subject to theft, loss, destruction or other attack.

The majority of the Company’s digital assets are held in Self Custody (Non-Custodial) wallets. The Company holds the majority of its digital assets in Self Custody (Non-Custodial) wallets. These wallets are used to interact with Decentralized Exchanges and other DeFi focused protocols. Mr. Schadel, our sole officer and director and our majority stockholder, is currently the holder of the private keys that provide access to these wallets.

Additionally, the Company from time to time holds assets at Coinbase, a SOC 1/ SOC 2 certified digital asset custodian. If Coinbase were to be subject to a malicious attack or otherwise cease its operations, the Company will be at risk of losing the majority of its digital assets. There is no assurance that Coinbase will not be subject to any such attack and there is no guarantee that Coinbase won’t cease its operations.

Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services.

A number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to digital asset-related companies, or companies that accept digital assets, for a number of reasons, such as perceived compliance risks or costs. The difficulty that many businesses that provide digital asset-related services have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may decrease the usefulness of digital assets as a payment system and harm public perception of digital assets. Similarly, the usefulness of digital assets as a payment system and the public perception of digital assets could be damaged if banks were to close the accounts of many or of a few key businesses providing digital asset-related services. This could decrease the market prices of digital assets, and adversely affect the value of the Company’s digital asset holdings and the Company’s common stock.

The Company’s business is exposed to the potential misuse of digital assets and malicious actors.

Since the existence of digital assets, there have been attempts to use them for speculation or malicious purposes. Although lawmakers increasingly regulate the use and applications of digital assets, and software is being developed to curtail speculative and malicious activities, there can be no assurances that those measures will sufficiently deter those and other illicit activities in the future. Advances in technology, such as quantum computing, could lead to a malicious actor or botnet (a voluntary or hacked collection of computers controlled by networked software coordinating the actions of the computers) being able to alter the blockchain on which digital asset transactions rely. In such circumstances, the malicious actor or botnet could control, exclude or modify the ordering of transactions, or generate new digital assets or transactions using such control. The malicious actor or botnet could double spend its own digital assets and prevent the confirmation of other users’ transactions for so long as it maintains control. Such changes could adversely affect an investment in the Company’s common stock.

The security procedures and operational infrastructure of the Company and Coinbase may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company or Coinbase, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s digital asset accounts, private keys, data or tokens. Additionally, outside parties may attempt to fraudulently induce employees of the Company or Coinbase to disclose sensitive information in order to gain access to the infrastructure of the Company or Coinbase. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, The Company may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Company’s digital assets account occurs, the market perception of the effectiveness of its security protocols could be harmed and the value of the Company’s common stock could be materially adversely affected.

The Company’s use of proprietary and non-proprietary software, data and intellectual property may be subject to substantial risk.

The Company’s token selection strategy may rely heavily on the use of proprietary and non-proprietary software, data and intellectual property of third parties in the digital asset sector. The reliance on this technology and data is subject to a number of important risks. For example, the operation of any element of the digital assets network, or any other electronic platform, may be severely and adversely affected by the malfunction of technology. For example, an unforeseen software or hardware malfunction could occur as a result of a virus or other outside force, or as result of a design flaw in the design and operation of the network or platform. In addition, the underlying technology of the tokens themselves, may be inactive for periods of time, known as “downtime” and could have serious adverse effects on our business.

Risks Related to Ownership of Our Common Stock

Nevada law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Certain provisions of Nevada law described below may make us a less attractive candidate for acquisition, which may adversely impact the value of the shares of our capital stock held by our stockholders. We have not opted out of these provisions in our Bylaws, as permitted under the Nevada Revised Statutes.

Nevada Revised Statutes Sections 78.411 through 78.444 (the “Nevada Combinations Statute”) generally prohibit “combinations” including mergers, consolidations, sales and leases of assets, issuances of securities and similar transactions by a Nevada corporation having a requisite number of stockholders of record (of which we are one) with any person who beneficially owns (or any affiliate or associate of the corporation who within the previous two years owned), directly or indirectly, 10% or more of the voting power of the outstanding voting shares of the corporation (an “interested stockholder”), within two years after such person first became an interested stockholder unless (i) the board of directors of the corporation approved the combination or transaction by which the person first became an interested stockholder before the person first became an interested stockholder or (ii) the board of directors of the corporation has approved the combination in question and, at or after that time, such combination is approved at an annual or special meeting of the stockholders of the target corporation, and not by written consent, by the affirmative vote of holders of stock representing at least 60% of the outstanding voting power of the target corporation not beneficially owned by the interested stockholder or the affiliates or associates of the interested stockholder.

Two years after the date the person first became an interested stockholder, the Nevada Combinations Statute prohibits any combination with that interested stockholder unless (i) the board of directors of the corporation approved the combination or transaction by which the person first became an interested stockholder before the person first became an interested stockholder or (ii) such combination is approved by a majority of the outstanding voting power of the corporation not beneficially owned by the interested stockholder or any affiliate or associate of the interested stockholder. The Nevada Combinations Statute does not apply to combinations with an interested stockholder after the expiration of four years from when the person first became an interested stockholder.

Because there has been limited precedent set for financial accounting of digital assets, the determination that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the FASB or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expects to acquire for our own account and harm investors.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2021, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

We believe that these actions will remediate the material weakness. However, the remediation cannot be deemed successful until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Substantial sales of our common stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants could adversely affect the market price of our common stock. Furthermore, if we raise additional funds through the issuance of common stock or securities convertible into our common stock, the percentage ownership of our shareholders will be reduced, and the price of our common stock may fall.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designations for the Series A Preferred Stock, filed with the Nevada Secretary of State on March 11, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2022).

10.1	Convertible Promissory Note, dated March 4, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.2	Convertible Promissory Note, dated March 10, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

10.3	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #1 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.4	Common Stock Purchase Warrant #1 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.5	Common Stock Purchase Warrant #2 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.6	Common Stock Purchase Warrant #3 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.7	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #2 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.8	Common Stock Purchase Warrant #1 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.9	Common Stock Purchase Warrant #2 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.10	Common Stock Purchase Warrant #3 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.11	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #3 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.12	Common Stock Purchase Warrant #1 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.13	Common Stock Purchase Warrant #2 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.14	Common Stock Purchase Warrant #3 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2022).

10.15	Convertible Promissory Note, dated May 6, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.16	Convertible Promissory Note, dated May 9, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.17	Note Purchase Agreement, dated May 10, 2022, by and between the registrant and Timothy Hackbart (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2022).

10.18	Convertible Promissory Note, dated May 10, 2022, issued by the registrant in favor of Timothy Hackbart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(**).

101.SCH	Inline XBRL Schema Document(*)
101.INS	Inline XBRL Instance Document(*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	WATERSIDE CAPITAL CORPORATION

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

