Form 10-K
period 2022-06-30
Metavesco, Inc.
filed 2022-10-07
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 811-8387

METAVESCO, INC.

(Exact name of registrant as specified in its charter)

nevada	54-1694665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041

Registrant’s telephone number, including area code: (678) 241-5898

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☒ NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C., 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on December 31, 2021, was approximately $10,339,764 (6,082,214 shares at $1.70 per share).

As of October 7, 2022, there were 6,082,214 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Metavesco”, “Waterside” and the “Company” refer to Metavesco, Inc., a Nevada corporation (formerly Waterside Capital Corporation), unless otherwise stated. “SEC” refers to the Securities and Exchange Commission.

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

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these financial statements have been adjusted retroactively to reflect the reduction in par value.

On December 17, 2021, the majority shareholder and board of directors approved an amendment to the amended and restated articles of incorporation that would change the Company’s name from Waterside Capital Corporation to Metavesco, Inc. The name change was approved by Financial Industry Regulatory Authority (“FINRA”) and was effective June 3, 2022.

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

The Company is currently authorized to issue twenty million (20,000,000) shares of preferred stock, with a par value of $0.0001 per share. There are twenty two (22) shares of Series A Convertible Preferred Stock issued. The Company is also authorized to issue one hundred million (100,000,000) shares of common stock, with a par value of $0.0001 per share. As of June 30, 2022, and currently, 6,082,214 shares of common stock of the Company were outstanding. These shares are quoted over the counter with Pink OTC Markets Inc. under the ticker symbol “MVCO” and are held by 23 shareholders of record as of October 7, 2022. The Company does not have any other equity securities outstanding.

Current Business Strategy and Operations

On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company. The Company continues to list its common stock on the Pink OTC Markets for the benefit of its shareholders.

Our Business

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

The Company has three areas of focus:

●	Liquidity Provider - In decentralized finance (DeFi), the ability to trade assets from one to another is facilitated by Liquidity Pools (“LPs”) which generally contain a 50/50 balance between both underlying tokens. The Company expects to invest substantially in LPs to generate ongoing revenue. We expect that this revenue will fuel our other initiatives as we build the Company.

●	Staking - Like LPs, staking can provide potential passive revenue to the Company. Purchasing large blocks of lucrative PoS assets to grow the passive income portfolio is expected to be a major cornerstone to our success. This is a much greener approach to the traditional Proof of Work model, which is used by Bitcoin and Ethereum. Ethereum 2.0 is expected to be on PoS in the near future and our goal is to eventually become a validator on the network.

●	NFTs - The Company holds NFTs for capital appreciation and for potential income from IP licensing.

On August 29, 2022, the Company announced its plan to begin Bitcoin mining operations. Bitcoin mining has been part of the Company roadmap since entering the web3 space in March of 2022, although our plans have been accelerated with the recent decrease in the price of Bitcoin. Mining equipment has become much more affordable as overleveraged miners are forced to sell equipment at reduced prices. Metavesco is in active talks with suppliers for equipment and hosting space. We anticipate the Company will have an agreement in place very soon to start mining operations at a hosted site in Texas and then eventually a second site in Georgia.

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

Competition

Our current and future competition includes other digital assets focused companies, such as Coinshares International Limited and private operators that are in the same business as us.

Many of our current and potential competitors have greater resources and longer histories, and greater brand recognition. They may devote more resources to technology, infrastructure, marketing and may be able to more rapidly develop their solutions. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Our small team and relative lack of capital is a competitive disadvantage.

Employees

The Company currently has one employee, the sole officer and director of the Company. We generally work remotely and we anticipate as we hire additional staff they will also work remotely.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the future, we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. Our website can be found at www.metavesco.com.

Our corporate offices are located at 410 Peachtree Pkwy, Suite 4245, Cummings, GA 30041. Our telephone number is 678-241-5898.

ITEM 1A RISK FACTORS

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework(2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2022, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently own any property. We rent office space month to month from Regus for $281 per month. We generally work remotely and we anticipate as we hire additional staff they will also work remotely. As of October 7, 2022, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our shares are quoted on the OTC Pink under the symbol “MVCO”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2022
April 1 to June 30, 2022	$1.59	$0.70
January 1, 2022 to March 31, 2022	1.70	0.98
October 1 to December 31, 2021	1.70	0.37
July 1 to September 30, 2021	0.90	0.17

Fiscal Year 2021
April 1 to June 30, 2021	$0.41	$0.06
January 1, 2021 to March 31, 2021	0.45	0.03
October 1 to December 31, 2020	0.38	0.05
July 1 to September 30, 2020	0.25	0.02

On October 5, 2022, the closing price of our common stock was $0.69.

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

Number of Equity Security Holders

As of October 7, 2022, we had 23 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2022, and 2021 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Metavesco”, “Waterside”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Metavesco, Inc. (formerly Waterside Capital Corporation).

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

Overview & Management Plans

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

The Company has three areas of focus:

●	Liquidity Provider - In decentralized finance (DeFi), the ability to trade assets from one to another is facilitated by Liquidity Pools (“LPs”) which generally contain a 50/50 balance between both underlying tokens. The Company expects to invest substantially in LPs to generate ongoing revenue. We expect that this revenue will fuel our other initiatives as we build the Company.

●	Staking - Like LPs, staking can provide potential passive revenue to the Company. Purchasing large blocks of lucrative PoS assets to grow the passive income portfolio is expected to be a major cornerstone to our success. This is a much greener approach to the traditional Proof of Work model, which is used by Bitcoin and Ethereum. Ethereum 2.0 is expected to be on PoS in the near future and our goal is to eventually become a validator on the network.

●	NFTs - The Company holds NFTs for capital appreciation and for potential income from IP licensing.

On August 29, 2022, the Company announced its plan to begin Bitcoin mining operations. Bitcoin mining has been part of the Company’s roadmap since entering the web3 space in March of 2022. Although our plans have been accelerated with the recent decrease in the price of Bitcoin. Mining equipment has become much more affordable as overleveraged miners are forced to sell equipment at reduced prices. Metavesco is in active talks with suppliers for equipment and hosting space. We anticipate the Company will have an agreement in place very soon to start mining operations at a hosted site in Texas and then eventually a second site in Georgia.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Tokens are subject to impairment losses if the fair value a tokens decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the tokens. The Company currently obtains the quoted price of tokens from www.cryptocompare.com.

Liquidity pool tokens and non-fungible tokens are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. The fair value of liquidity pool tokens is based on the quoted price on the last day of the quarter at 4PM Eastern Time. The fair value of NFTs is based on the average trading price on the last day of each quarter.

Impairment for liquidity pool tokens and non-fungible tokens is assessed quarterly due to each token being a unique asset and due to the illiquid markets in which these tokens trade. The Company is continuously reviewing available markets and information and its methodology when determining the fair value of digital assets.

The Company currently reviews quoted prices of its liquidity pool tokens, non-fungible tokens and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the statements of operations. Subsequent reversal of impairment losses is not permitted.

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

Staking Rewards

The Company earns rewards for agreeing to lock up tokens for a fixed period of time to participate in running the blockchain and maintaining security. Rewards are typically calculated in percentage yields.

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

Comparison of Years Ended June 30, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the years ended June 30, 2022 and 2021 was derived from airdrops, liquidity pool fees and staking rewards of $100,056 and $0, respectively.

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

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $164,669 and $70,970 for the years ended June 30, 2022 and 2021, respectively. These expenses are primarily costs related to keeping the Company current in its SEC filings and costs incurred for legal expenses related to conversion from a Virginia corporation to a Nevada corporation, amendments to the amended and restated articles of incorporation and the issuance of Series A Convertible Preferred Stock.

Interest Expense

Interest expense totaled $12,761 and $45,692 for the years ended June 30, 2022 and 2021, respectively. The decrease in interest expense is due to the settlement of the convertible note payable.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $233,642 and $0 for the years ended June 30, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Realized Gain (Loss) on Sales/ Exchange Digital Assets Held

We generally do not seek to earn income from actively trading digital asset held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $1,115,850 and $116,662 during the years ended June 30, 2022 and 2021, respectively. Any increase in revenue was offset by an increase in administrative, impairment expenses and realized loss on sales/ exchange on digital assets held.

Our losses were primarily due to a broad deterioration of the crypto-currency market.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through June 30, 2022, and we expect to continue to incur losses and negative operating cash flows at least through the near future. We have obtained $340,000 of funding by issuing a demand promissory note and convertible promissory notes to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder, to meet our most critical cash requirements. On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Convertible Preferred Stock and various Warrants for $1,100,000 in cash. At June 30, 2022, $36,143 of cash was in held at a financial institution and $8 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2022 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2022, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 4 and Note 6 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metavesco, Inc. (formerly Waterside Capital Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metavesco, Inc. (the Company) as of June 30, 2022 and, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Accounting for and Disclosure of Digital Currency Held

As disclosed in Note 2 to the consolidated financial statements, the Company’s digital currency held as of June 30, 2022 are accounted for as indefinite-lived intangible assets, and have been included in current assets on the balance sheet. We identified the accounting for and disclosure of the digital currency held as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of digital currencies held in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for its digital currency held, the associated financial statement presentation and accompanying footnote disclosures.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for its digital currency held and examined management’s processes for determining the amount of impairment expense recognized.
●	Evaluated management’s rationale for the inclusion of digital currency as a current asset on the balance sheet.
●	Evaluated management’s rationale for the inclusion of digital currency as a current asset on the balance sheet.
●	Examined supporting evidence for digital currency transactions including managements processes for calculating any gains or losses on sales of its digital currency.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2022.

Houston, Texas

October 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Waterside Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Waterside Capital Corporation (the “Company”) as of June 30, 2021, and the related statements of loss, stockholders’ deficit, and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017. In 2022, we became the predecessor auditor.

Irvine, California

September 1, 2021

METAVESCO, INC.

(formerly Waterside Capital Corporation)

BALANCE SHEETS

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$35,151	$44
Prepaid expenses	13,847	-
Digital assets held, net of impairment	434,642	-
Total current assets	483,640	44

Total assets	$483,640	$44

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$26,549	$22,089
Promissory note - related party	100,000	-
Accrued interest payable - related party	-	36,441
Convertible note payable - related party	-	149,838
Convertible promissory note (net of debt discount of $19,441 and $0, respectively)	559
Convertible promissory notes - related party (net of debt discount of $328,658 and $0, respectively)	12,202	-
Total current liabilities	139,310	208,368

Stockholders’ Equity (Deficit):
Preferred stock; $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 and 0 shares issued and outstanding at June 30, 2022 and 2021	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at June 30, 2022 and 2021	608	608
Additional paid-in capital	19,389,924	17,721,420
Accumulated deficit	(19,046,202)	(17,930,352)
Total stockholders’ deficit	344,330	(208,324)
Total liabilities and stockholders’ equity (deficit)	$483,640	$44

See reports of Independent Registered Public Accounting Firms.

The accompanying notes are an integral part of these financial statements.

METAVESCO, INC.

(formerly Waterside Capital Corporation)

STATEMENTS OF OPERATIONS

	Year ended June 30,
	2022	2021
Revenue:
Airdrops	$17,439	$-
Liquidity pool fees	81,765	-
Staking rewards	852	-
	100,056	-
Expense
Administrative expenses	164,669	70,970
Interest expense	12,761	45,692
Impairment of digital assets held	233,642	-
Total Expense	411,072	116,662

Other income (expense)
Realized gain (loss) on sales/ exchange digital assets held	(804,834)	-
	(804,834)	-

Net loss	$(1,115,850)	$(116,662)

Net loss per share - basic and diluted	$(0.18)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214

See reports of Independent Registered Public Accounting Firms.

The accompanying notes are an integral part of these financial statements.

METAVESCO, INC.

(formerly Waterside Capital Corporation)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended June 30, 2022 and 2021

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$(17,930,352)	$(208,324)

Issue of Series A Convertible Preferred Stock	22	$-	-	-	1,100,000	-	1,100,000
Beneficial conversion feature	-	-	-	-	360,860	-	360,860
Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	207,644
Net loss	-	-	-	-	-	(1,115,850)	(1,115,850)
Balance at June 30, 2022	22	$-	6,082,214	$608	$19,389,924	$(19,046,202)	$344,330

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	deficit	equity
Balance at June 30, 2020	-	$-	6,082,214	$608	$17,691,420	$(17,813,690)	$(121,662)

Beneficial conversion feature	-	-	-	-	30,000	-	30,000
Net loss	-	-	-	-	-	(116,662)	(116,662)
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$(17,930,352)	$(208,324)

See reports of Independent Registered Public Accounting Firms.

The accompanying notes are an integral part of these financial statements.

METAVESCO, INC.

(formerly Waterside Capital Corporation)

STATEMENTS OF CASH FLOW

	Year ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,115,850)	$(116,662)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	12,761	30,000
Impairment of digital assets held	233,642	-
Forgiveness of interest - related party	2,997	-
Realized (gain) loss on sales/ exchange digital assets held	804,834	-
Digital assets received as revenue	(100,056)	-
Digital assets paid as expense	17,751	-
Changes in operating assets and liabilities:
Increase in prepaid	(13,847)	-
(Decrease) increase in accounts payable and accrued liabilities	4,460	13,389
Increase in accrued interest payable - related party	-	15,692
Net cash used in operating activities	(153,308)	(57,581)

Cash Flows from Investing Activities:
Purchase of digital assets held	(1,289,952)	-
Net cash provided by investing activities	(1,289,952)	-

Cash Flows from Financing Activities:
Advances from related party	18,367	-
Proceeds from issuance of promissory note payable - related party	100,000	-
Proceeds from issuance of convertible notes payable - related party	240,000	45,000
Proceeds from issuance of convertible note payable	20,000
Issuance of Series A Convertible Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,478,367	45,000

Net change in cash and cash equivalents	35,107	(12,581)
Cash and cash equivalents, beginning of period	44	12,625
Cash and cash equivalents, end of period	$35,151	$44

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with convertible promissory notes - related party	$100,860	$-
Purchase of digital assets held with other digital assets	$10,244,898	$-
Proceeds from sale of digital assets for other digital assets	$10,244,898	$-
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party and convertible promissory notes - related party	$360,860	$30,000
Forgiveness of convertible note payable, accrued interest and advances - related party	$207,644	$-

See reports of Independent Registered Public Accounting Firms.

The accompanying notes are an integral part of these financial statements.

METAVESCO, INC.

(formerly Waterside Capital Corporation)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND OPERATIONS

Metavesco, Inc. (formerly Waterside Capital Corporation) (the “Company”) was incorporated in the Commonwealth of Virginia on July 13, 1993 and was a closed-end investment company licensed by the Small Business Administration (the “SBA”) as a Small Business Investment Company (“SBIC”). The Company previously made equity investments in, and provided loans to, small businesses to finance their growth, expansion, and development. Under applicable SBA regulations, the Company was restricted to investing only in qualified small businesses as contemplated by the Small Business Investment Act of 1958. As a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company’s investment objective was to provide its shareholders with a high level of income, with capital appreciation as a secondary objective. The Company made its first investment in a small business in October 1996.

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

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these financial statements have been adjusted retroactively to reflect the reduction in par value.

On December 17, 2021, the majority shareholder and board of directors approved an amendment to the amended and restated articles of incorporation that would change the Company’s name from Waterside Capital Corporation to Metavesco, Inc. The name change was approved by Financial Industry Regulatory Authority (“FINRA”) and was effective June 3, 2022.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended June 30, 2022, the Company incurred a net loss of $1,115,850 and used cash in operating activities of $153,308, and on June 30, 2022, had an accumulated deficit of $19,046,202. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of debt and its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

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

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At June 30, 2022, $35,143 of cash was at held a financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $8 was held at Coinbase, Inc. (“Coinbase”). The contract with Coinbase, Inc. requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

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

Tokens are subject to impairment losses if the fair value a tokens decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the tokens. The Company currently obtains the quoted price of tokens from www.cryptocompare.com.

Liquidity pool tokens and non-fungible tokens are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. The fair value of liquidity pool tokens is based on the quoted price on the last day of the quarter at 4PM Eastern Time. The fair value of NFTs is based on the average trading price on the last day of each quarter.

Impairment for liquidity pool tokens and non-fungible tokens is assessed quarterly due to each token being a unique asset and due to the illiquid markets in which these tokens trade. The Company is continuously reviewing available markets and information and its methodology when determining the fair value of digital assets.

The Company currently reviews quoted prices of its liquidity pool tokens, non-fungible tokens and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the statements of operations. Subsequent reversal of impairment losses is not permitted.

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

Staking Rewards

The Company earns rewards for agreeing to lock up tokens for a fixed period of time to participate in running the blockchain and maintaining security. Rewards are typically calculated in percentage yields.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning July 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

	Tokens	Liquidity Pool Tokens and Non-Fungible Tokens	Total
Balance, July 1, 2021	$-	$-	$-

Purchase of digital assets	8,000,348	3,615,362	11,615,710
Proceeds from sale of digital assets	(7,598,130)	(2,626,769)	(10,224,899)
Realized (loss) gain on sales/ exchange digital assets	(361,765)	(443,069)	(804,834)
Acquired digital assets by Airdrop	17,439	-	17,439
Acquired digital assets by Liquidity Pools	81,765	-	81,765
Acquired digital assets by Staking Rewards	852		852
Digital assets used to pay fees	(17,749)	-	(17,749)
Impairment charges	(33,075)	(200,567)	(233,642)
Balance, June 30, 2022	$89,685	$344,957	$434,642

As at June 30, 2022, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Tokens
APE	9,304.96	$34,276
ETH	23.25	23,666
CAKE	4,570.35	12,061
MKR	9.83	7,052
RLP	249.49	6,910
USDC	5,251.32	5,249
LINK	94.05	471
		$89,685

Liquidity Pool Tokens
Uniswap V3	4.2	$239,827
mooEmp	275.77	30,841
		$270,668

Non-Fungible Tokens
Mutant Ape Yacht Club	1	$19,573
Other Deed	8	38,604
Board Ape Kennel Club	1	6,106
Meebits	2	10,006
		$74,289

Total		$434,642

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

During the year ended June 30, 2022, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 4,247,666 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. In accordance with ASC 470-50-40-2, the resulting forgiveness of convertible note payable, accrued interest and advances – related party of $207,644 is recorded as an increase in additional paid-in capital within the statements of shareholders’ equity (deficit), as the debt forgiven is in essence a capital transaction.

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

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty.

Convertible Promissory Notes

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Promissory Convertible Note”), for cash, to Timothy Hackbart (the “Holder”). The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.40 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $20,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $559 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $19,441 to be amortized through May 2027.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Promissory Convertible Note”), for value received being comprised of 1 (one) bitcoin, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $2,641 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $38,233 to be amortized through March 2027.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Promissory Convertible Note”), for value received being comprised of 22.86012412 Ether, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $3,679 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $56,307 to be amortized through March 2027.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.45 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $3,012 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $96,988 to be amortized through May 2027.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.415 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $2,848 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $97,152 to be amortized through May 2027.

On June 29, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.00 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $22 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $39,978 to be amortized through May 2027.

NOTE 5 - RELATED PARTY TRANSACTION - 2021

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
$186,279

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these financial statements have been adjusted retroactively to reflect the reduction in par value.

On March 11, 2022, the Company filed with the State of Nevada a certificate of designations for the Company’s Series A Convertible Preferred Stock (“Series A Stock”). The Series A Certificate of Designations provides (i) the number of authorized shares will be 100 (ii) each share will have a stated value of $50,000 (iii) each share is convertible into 100,000 shares of Company common stock, subject to a 9.99% equity blocker (iv) shares are non-voting and (v) shares are not entitled to receive dividends or distributions.

On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Stock and various Warrants for $1,100,000 in cash. The Warrants comprise of 2,200,000 Company common stock issuable at $1.30 per share, 2,200,000 Company common stock issuable at $1.50 per share and 2,200,000 Company common stock issuable at $1.75 per share, Upon issuance on March 16, 2022, the Warrant remain exercisable for a period of five years. The weighted average remaining legal life of the warrants at June 30, 2022 is 4.71 years.

NOTE 7 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended June 30, 2022 and 2021.

United States

Modifications for net operating losses (NOL): Under Code Section 172(a) the amount of the NOL deduction is equal to the lesser of (a) the aggregate of the NOL carryovers to such year and NOL carrybacks to such year, or (b) 80% of taxable income computed without regard to the deduction allowable in this section. Thus, NOLs are currently subject to a taxable-income limitation and cannot fully offset income. The Act temporarily removes the taxable income limitation to allow an NOL to fully offset income.

Modifications of limitation on business interest: The 2017 Tax Cuts and Jobs Act of 2017 (TCJA) generally limited the amount of business interest allowed as a deduction to 30% of adjusted taxable income. The Act temporarily and retroactively increases the limitation on the deductibility of interest expense under Code Section 163(j)(1) from 30% to 50% for tax years beginning in 2019 and 2020. (Code Section 163(j)(10)(A)(i) as amended by Act Section 2306(a)).

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the CARES Act and guidance currently available as of this filing. But is reviewing the CARES Act potential ramifications.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities on June 30, 2022 and 2021 are comprised of the following:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Deferred tax assets:
Net-operating loss carryforward	$259,803	$77,219
Total deferred tax assets	259,803	77,219
Valuation allowance	(259,803)	(77,219)
Deferred tax assets, net of allowance	$-	$-

	Year Ended June 30, 2022	Year Ended June 30, 2021
Federal
Current	$-	$-
Deferred	259,803	77,219
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(259,803)	(77,219)
Income tax provision	$-	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes aggregating approximately $1,237,200 as of June 30, 2022, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets on June 30, 2022. The valuation allowance increased by approximately $182,600 as of June 30, 2022.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(5)%	(5)%
Change in valuation allowance	(16)%	(16)%
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of June 30, 2022.

NOTE 8 – SUBSEQUENT EVENTS

Forward Stock Split

On July 15, 2022, the Company’s director and shareholders approved an amendment of the Company’s Articles of Incorporation that, if filed, would effect a 10-for-1 forward stock split of the Company’s common stock (the “Forward Split”). The Forward Split is subject to clearance by the Financial Industry Regulatory Authority (“FINRA”), and the Company will not effect the Forward Split until it is cleared by FINRA. The Board retains authority to abandon the Forward Split for any reason at any time prior to effecting the Forward Split.

Demand Promissory Note – Related Party

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (the “Holder”). The Holder is owned by the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum.

Demand Promissory Note and Common Stock Purchase Warrant

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Tom Zarro (the “Holder”). The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. In conjunction with the issue of the Promissory Note, the Company issued Mr. Zarro a common stock purchase warrant (the “Warrant”). Pursuant to the terms of the Warrant, Mr. Zarro may, at any time on or after August 12, 2022 and until August 12, 2025, exercise the Warrant to purchase 20,000 shares of the Company’s common stock for an exercise price per share of $0.75, subject to adjustment as provided in the Warrant.

Amendment to Demand Promissory Note – Related Party

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022 with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 15,000 shares of the Company’s common stock. These shares were payable as of the date of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Ryan Schadel, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Mr. Schadel, as our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation of the effectiveness of the Company’s internal control over financial reporting was performed as of June 30, 2022. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Ryan Schadel	45	2021	Chief Executive Officer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ryan Schadel. Mr. Schadel has served as our Chief Executive Officer, Chief Financial Officer and a member of our board of directors since acquiring voting control on September 2, 2021. Prior to this, Mr. Schadel served as a CEO of Labor Smart, Inc., a blue collar staffing company, from May 2011 to February 2021.

Family Relationships

None

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

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2023 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

ITEM 11. EXECUTIVE COMPENSATION

There was no executive compensation for the fiscal years ended June 30, 2022 and 2021, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2022 and 2021, respectively, there were no outstanding equity awards. At this time, we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2022, and 2021, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

Executive Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee, and their employment relationship with us may be terminated at any time.

Mr. Schadel has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries if any.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of October 7, 2022, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned (4)	Percentage of Class (3)

Ryan Schadel, Chief Executive Officer, Chief Financial Officer, Sole Director	4,264,266 (4)	70.11%	-	0.00%

All executive officers and directors as a group (1 person)	4,264,266	70.11%	-	0.00%

Timothy Hackbart	-	0.00%	2	9.10%

Tom Zarro	-	0.00%	10	45.45%

Daniel Giancola	-	0.00%	10	45.45%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Metavesco, Inc., 410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041

(2)	Based on 6,082,214 shares of common stock outstanding as of October 7, 2022 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 22 shares of Series A Convertible Preferred Stock outstanding as of October 7, 2022.

(4)	Each share of our Series A Convertible Preferred Stock converts into 100,000 shares of our common stock. Series A Convertible Preferred Stock are non-voting. Holders of Series Preferred Stock holdings in shares of common stock of the Company may not exceed 9.99%. This limitation may be waived by the Holder with 61 days’ prior notice.

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

During the year ended June 30, 2022, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

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

As a result of Roran agreeing to forgive all obligations, as of June 30, 2022, no obligations are due to Roran.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Promissory Convertible Note”), for value received being comprised of 1 (one) bitcoin, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $2,641 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $38,233 to be amortized through March 2027.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Promissory Convertible Note”), for value received being comprised of 22.86012412 Ether, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $3,679 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $56,307 to be amortized through March 2027.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.45 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $3,012 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $96,988 to be amortized through May 2027.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.415 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $2,848 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $97,152 to be amortized through May 2027.

On June 29, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.00 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the year ended June 30, 2022, $22 of discount amortization is included in interest expense. At June 30, 2022, there was an unamortized discount balance of $39,978 to be amortized through May 2027.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Hudgens CPA, PLLC and Haskell & White LLP in the years ended June 30, 2022, and 2021. All fees described below were approved by the Board:

	For the years ended June 30
	2022	2021
Audit Fees (1)	$28,400	$24,000

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$28,400	$24,000

(1)	Audit Fees include fees for services rendered for the audit of our financial statements, included in our Annual Report on Form 10-K. On April 13, 2022, Haskell & White LLP resigned as the Company’s independent registered public accounting firm. On April 29, 2022, the Board of Directors of the Company appointed Hudgens CPA, PLLC as the Company’s new independent registered public accounting firm. Audit Fees attributable to Hudgens CPA, PLLC and Haskell & White LLP in 2022 is $4,250 and $24,150, respectively.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	The exhibits listed in the attached Exhibit Index are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2021).

3.2	Certificate of Designations for the Series A Preferred Stock, filed with the Nevada Secretary of State on March 11, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2022).

3.3	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2022).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2021).

10.1	The Registrant’s License From the Small Business Administration, incorporated by reference to Exhibit 8 to Financial Statements and Exhibits on Form N-5/A as filed with the Securities and Exchange Commission on January 9, 1999.

10.2	Convertible Loan Agreement dated September 19, 2017 between the Registrant and Roran Capital LLC, incorporated by reference to Exhibit 10.2 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.3	Convertible Promissory Note dated September 19, 2017 issued by the Registrant in favor of Roran Capital LLC in an amount up to $150,000, incorporated by reference to Exhibit 10.3 to Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on April 26, 2018.

10.4	Form of First Amendment to Loan Agreement**

10.5	Form of First Amendment to Note**

10.6	Securities Purchase Agreement, dated as of September 2, 2021, by and between the Company, Ryan Schadel, and Roran Capital LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.7	Debt Forgiveness Agreement and Cancellation of Note dated September 2, 2021 by and between the Company and Roran Capital LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021)

10.8	Promissory Note, dated October 18, 2021, issued by the registrant to Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2021).

10.9	Convertible Promissory Note, dated March 4, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2022).

10.10	Convertible Promissory Note, dated March 10, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2022).

10.11	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #1 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.12	Common Stock Purchase Warrant #1 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.13	Common Stock Purchase Warrant #2 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.14	Common Stock Purchase Warrant #3 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.15	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #2 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.16	Common Stock Purchase Warrant #1 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.17	Common Stock Purchase Warrant #2 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.18

Common Stock Purchase Warrant #3 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #3 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.19	Common Stock Purchase Warrant #1 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.20	Common Stock Purchase Warrant #2 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.21	Common Stock Purchase Warrant #3 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022)

10.22	Convertible Promissory Note, dated May 6, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.23	Convertible Promissory Note, dated May 9, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.24	Note Purchase Agreement, dated May 10, 2022, by and between the registrant and Timothy Hackbart (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.25	Convertible Promissory Note, dated May 10, 2022, issued by the registrant in favor of Timothy Hackbart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.26	Demand Promissory Note, dated June 29, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2022).

10.27	Note Purchase Agreement, dated as of August 12, 2022, by and between Metavesco, Inc. and Laborsmart, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.28	Demand Promissory Note issued on August 12, 2022 by Metavesco, Inc. in favor of Laborsmart, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.29	Securities Purchase Agreement, dated as of August 12, 2022, by and between Metavesco, Inc. and Tom Zarro (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.30	Demand Promissory Note issued on August 12, 2022 by Metavesco, Inc. in favor of Tom Zarro (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.31	Common Stock Purchase Warrant issued on August 12, 2022 by Metavesco, Inc. to Tom Zarro (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.32	Amendment to Demand Promissory Note, dated as of August 29, 2022, issued by the registrant to Ryan Schadel (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2022)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*.

99.1	Final order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court for The Eastern District of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commissions on April 12, 2018.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2019.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2022	METAVESCO, INC.

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ryan Schadel	Chief Executive Officer, Chief Financial Officer and Sole Director	October 7, 2022
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

