Form 10-Q
period 2022-09-30
Metavesco, Inc.
filed 2022-11-14
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

The outstanding number of shares of common stock as of November 14, 2022 was: 6,082,214.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	N/A	N/A

METAVESCO, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METAVESCO, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,510	$35,151
Prepaid expenses	11,691	13,847
Digital assets held, net of impairment	462,420	434,642
Total current assets	479,621	483,640

Deposit on equipment	72,095	-

Total assets	$551,716	$483,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$54,394	$26,549
Promissory note (net of debt discount of $6,853 and $0, respectively)	18,314
Promissory notes - related parties (net of debt discount of $8,306 and $0, respectively)	182,469	100,000
Convertible promissory note (net of debt discount of $18,433 and $19,441, respectively)	1,822	559
Convertible promissory notes - related party (net of debt discount of $273,523 and $328,658, respectively)	31,782	12,202
Total current liabilities	288,781	139,310

Stockholders’ Equity:
Preferred stock; $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 and 0 shares issued and outstanding at September 30, 2022 and June 30, 2022	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at September30, 2022 and June 30, 2022	608	608
Additional paid-in capital	19,357,840	19,389,924
Shares to be issued	9,000
Accumulated deficit	(19,104,513)	(19,046,202)
Total stockholders’ equity	262,935	344,330
Total liabilities and stockholders’ equity	$551,716	$483,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2022	2021
Revenue:
Liquidity pool fees	40,430	-
	40,430	-
Expense
Administrative expenses	125,010	21,825
Interest expense	23,542	2,997
Impairment of digital assets held	25,299	-
Total Expense	173,851	24,822

Other income (expense)
Realized gain (loss) on sales/ exchange digital assets held	75,110	-
	75,110	-

Net loss	$(58,311)	$(24,822)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at June 30, 2022	22	$-	6,082,214	$608	$19,389,924	$-	$(19,046,202)	$344,330

Warrants	-	-	-	-	7,916	-	-	7,916
Shares to be issued	-	-	-	-	-	9,000	-	9,000
Beneficial conversion feature	-	-	-	-	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	-	(58,311)	(58,311)
Balance at September 30, 2022	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,104,513)	$262,935

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$-	$(17,930,352)	$(208,324)

Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	-	207,644
Net loss	-	-	-	-	-	-	(24,822)	(24,822)
Balance at September 30, 2021	-	$-	6,082,214	$608	$17,929,064	$-	$(17,955,174)	$(25,502)

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(58,311)	$(24,822)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of digital assets held	25,299	-
Realized (gain) loss on sales/ exchange digital assets held	(75,110)	-
Digital assets received as revenue	(40,430)	-
Digital assets paid as expense	25,249	-
Non-cash interest expense	23,542	-
Forgiveness of interest – related party	-	2,998
Changes in operating assets and liabilities:
Increase in prepaid	8,412	-
(Decrease) increase in accounts payable and accrued liabilities	27,845	3,413
Net cash used in operating activities	(63,504)	(18,411)

Cash Flows from Investing Activities:
Purchase of digital assets held	(55,000)	-
Sale of digital assets held	13,863	-
Net cash provided by investing activities	(41,137)	-

Cash Flows from Financing Activities:
Advances from related party	-	18,367
Proceeds from issuance of promissory note payable	25,000	-
Proceeds from issuance of convertible notes payable - related party	50,000	-
Net cash provided by financing activities	75,000	18,367

Net change in cash and cash equivalents	(29,641)	(44)
Cash and cash equivalents, beginning of period	35,151	44
Cash and cash equivalents, end of period	$5,510	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with other digital assets	$1,842,200	$-
Proceeds from sale of digital assets for other digital assets	$1,842,200	$-
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party	$40,000	$-
Deposit on equipment	$72,095	$-
Warrants issued in conjunction with promissory note	$7,916	$-
Shares to be issued in conjunction with the amendment of terms of promissory note - related party	$9,000	$-
Forgiveness of convertible note payable, accrued interest and advances - related party	$-	$207,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

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

The interim unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 2022. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2022, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the audited financial statements and notes for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 7, 2022.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended September 30, 2022, the Company incurred a net loss of $58,311 and used cash in operating activities of $63,504, and on September 30, 2022, had an accumulated deficit of $19,104,513. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of debt and its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s June 30, 2022 financial statements included in its 2021 Annual Report on Form 10-K.

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

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At September 30, 2022, $5,439 of cash was at held a financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $71 was held at Coinbase, Inc. (“Coinbase”). The contract with Coinbase, Inc. requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

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

NOTE 3 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

Digital Assets
Balance, June 30, 2022	$434,642

Purchase of digital assets	1,883,337
Proceeds from sale of digital assets	(1,842,200)
Realized gain loss on sales/ exchange digital assets	75,110
Acquired digital assets by Liquidity Pools	40,430
Digital assets used to pay prepaid, deposit and expenses	(103,600)
Impairment charges	(25,299)
Balance, September 30, 2022	$462,420

As at September 30, 2022, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
ETH	104.97	$131,365
APE	8,914.49	34,236
MATIC	17,125.71	8,978
Other		111
		$174,690

Liquidity Pool Tokens
Uniswap V3	3.1	$192,382
mooEmp	275.77	12,402
CAKE	4,570.35	11,472
		$216,256

Non-Fungible Tokens
Other Deed	10	$44,111
Mutant Ape Yacht Club	1	19,573
Meebits	2	7,790
		$71,474

Total digital assets, net of impairment		$462,420

NOTE 4 – DEPOSIT ON EQUIPMENT

On August 22, 2022, the Company made a deposit of $72,095 with USDC to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. The Company expects to receive delivery of the machines in December 2022.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Demand Promissory Note

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022 with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 15,000 shares of the Company’s common stock with a fair value of $9,000. These shares were payable and reported as shares to be issued as of the date of this Report. The note amendment resulted in a change in the cash flows of less than 10%. Therefore, the Note is not considered to be substantially different in accordance with ASC 470-50-10-10 and applied the modification accounting model in accordance with ASC-50-40-17 (b). During the three months ended September 30, 2022, $694 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $8,306 and $0, respectively, to be amortized through October 2023 and accrued interest payable of $438 and $0, respectively.

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. At September 30, 2022 and June 30, 2022, there was accrued interest payable of $1 and $0, respectively.

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (the “Holder”). The Holder is owned by the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. At September 30, 2022 and June 30, 2022, there was accrued interest payable of $336 and $0, respectively.

Demand Promissory Note and Common Stock Purchase Warrant

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $25,000 (the “Promissory Note”) for cash to Tom Zarro (the “Holder”). The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. The Holder may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. In conjunction with the issue of the Promissory Note, the Company issued Mr. Zarro a common stock purchase warrant (the “Warrant”). The terms of the Warrant state that, Mr. Zarro may, at any time on or after August 12, 2022 and until August 12, 2025, exercise the Warrant to purchase 20,000 shares of the Company’s common stock for an exercise price per share of $0.75, subject to adjustment as provided in the Warrant. The fair value of Warrant was calculated using volatility of 157%, interest-free rate of 3.18%, nil expected dividend yield and expected life of 3 years. The fair value of the debt and warrant is allocated based on their relative fair values. During the three months ended September 30, 2022, $1,063 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $6,853 and $0, respectively, to be amortized through May 2027 and accrued interest payable of $167 and $0, respectively.

Convertible Promissory Notes

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Promissory Convertible Note”), for cash, to Timothy Hackbart (the “Holder”). The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.40 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $20,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2022, $1,008 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $18,434 and $19,441, respectively, to be amortized through May 2027 and accrued interest payable of $255 and $0, respectively.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Promissory Convertible Note”), for value received being comprised of 1 (one) bitcoin, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2022, $2,059 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $36,173 and $38,233, respectively, to be amortized through March 2027 and accrued interest payable of $764 and $0, respectively.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Promissory Convertible Note”), for value received being comprised of 22.86012412 Ether, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2022, $3,022 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $53,285 and $56,307, to be amortized through March 2027 and accrued interest payable of $1,090 and $0, respectively.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.45 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2022, $5,038 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $91,950 and $96,988, respectively, to be amortized through May 2027 and accrued interest payable of $1,309 and $0, respectively.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Promissory Convertible Note”), for cash, to Ryan Schadel (the “Holder”), the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Promissory Convertible Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.415 per share on the date the Promissory Convertible Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,0000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three months ended September 30, 2022, $5,038 of discount amortization is included in interest expense. At September 30, 2022 and June 30, 2022, there was an unamortized discount balance of $92,114 and $97,152, respectively, to be amortized through May 2027 and accrued interest payable of $1,282 and $0, respectively.

NOTE 6 – SHAREHOLDER DEFICIT

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

Warrants

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

On August 12, 2022, the Company issued a common stock purchase warrant in conjunction with a Promissory Note. The Warrant comprise of 20,000 Company common stock issuable at $0.75 per share Upon issuance on August 12, 2022, the Warrant remain exercisable for a period of three years.

The weighted average remaining legal life of the warrants outstanding at September 30, 2022 is 4.45 years.

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

All references to “Metavesco”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Metavesco, Inc..

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

The following discussion of the results of operations for the three months ended September 30, 2022 and 2021, respectively, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 1, 2021. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview & Management Plans

In March 2022, the Company commenced operations as a web3 enterprise. The Company generates income as a liquidity provider, via decentralized exchanges such as Uniswap. Additionally, the Company farms tokens via Proof-of-Stake (“PoS”) protocols on decentralized exchanges, as well as centralized exchanges, including Coinbase. Yield farmers provide liquidity to various token pairs and earn rewards in cryptocurrencies. The Company also invests in non-fungible token (“NFT”) projects and virtual land that it believes are promising, primarily on Ethereum Virtual Machine (“EVM”) protocols.

Web3 includes many different technologies but is generally defined as the use of internet protocols incentivized with token-based rewards built on top of open source, decentralized and distributed systems. Examples of web3 technologies include blockchain networks, cryptocurrencies, NFT’s and smart contracts.

The Company primarily invests in NFT collections from Yuga Labs which includes the Mutant Ape Yacht Club and the metaverse platform, Otherside.

EVM is a computation engine that facilitates the deployment and operation of smart contracts.

The Company has four areas of focus:

●	Liquidity Provider - In decentralized finance (“DeFi”), the ability to trade assets from one to another is facilitated by Liquidity Pools (“LPs”) which generally contain a 50/50 balance between both underlying tokens. The Company expects to invest substantially in LPs to generate ongoing revenue. The Company earns income based on a percentage of the value of each trade for providing liquidity. We expect that this revenue will fuel our other initiatives as we build the Company.

●	Staking - Like LPs, staking can provide potential passive revenue to the Company. Purchasing large blocks of lucrative PoS assets to grow the passive income portfolio is expected to be a major cornerstone to our success. This is a much greener approach to the traditional Proof of Work model, which is used by Bitcoin.

●	NFTs - The Company holds NFTs for capital appreciation and for potential income from IP licensing.

●	Bitcoin Mining Operations

On August 29, 2022, the Company announced its plan to begin bitcoin mining operations. Bitcoin mining has been part of the Company roadmap since entering the web3 space in March of 2022, although our plans have been accelerated with the recent decrease in the price of Bitcoin. Mining equipment has become much more affordable as overleveraged miners are forced to sell equipment at reduced prices. In August 2022, the Company began its Bitcoin mining operations by purchasing cryptocurrency mining machines and arranging hosting space in Texas. We anticipate the Company will eventually open a second site in Georgia.

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

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the three months ended September 30, 2022 and 2021 was derived liquidity pool fees of $40,430 and $0, respectively.

Our business plan includes earning income from liquidity fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $125,010 and $21,825 for the three months ended September 30, 2022 and 2021, respectively. These expenses are primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $23,542 and $2,997 for the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense is due to amortization of debt discount and accrued interest on new promissory notes and new convertible promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $25,299 and $0 for the three months ended September 30, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Realized Gain (Loss) on Sales/ Exchange Digital Assets Held

We generally do not seek to earn income from actively trading digital asset held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $58,311 and $24,822 during the three months ended September 30, 2022 and 2021, respectively. Any increase in revenue and realized gain on sales/ exchange on digital assets held was offset by an increase in administrative, interest and impairment expenses.

Our losses were primarily due to a broad deterioration of the crypto-currency market.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through September 30, 2022, and we expect to continue to incur losses and negative operating cash flows at least through the near future. During the three months ended we have obtained $75,000 of funding by issuing a demand promissory note and promissory note – related party to meet our most critical cash requirements. At September 30, 2022, $5,439 of cash was in held at a financial institution and $71 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase Inc. will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

On August 22, 2022, the Company made a deposit of $72,095 with USDC to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2022 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2022, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 5 and Note 6 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation as of September 30, 2022 with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC.

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

Date: November 14, 2022	METAVESCO, INC.

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

