Form 10-Q
period 2022-12-31
Metavesco, Inc.
filed 2023-02-14
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2022

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

The outstanding number of shares of common stock as of February 14, 2023 was: 6,082,214.

METAVESCO, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METAVESCO, INC.

CONDENSED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$972	$35,151
Prepaid expenses	9,886	13,847
Total current assets	10,858	48,998

Digital assets held, net of impairment	350,712	434,642
Deposit on equipment	72,095	-

Total assets	$433,665	$483,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$24,507	$26,549
Promissory note (net of debt discount of $4,858 and $0, respectively)	20,625	-
Promissory notes - related parties (net of debt discount of $6,311 and $0, respectively)	185,491	100,000
Convertible promissory note (net of debt discount of $17,426 and $19,441, respectively)	2,994	559
Convertible promissory notes - related party (net of debt discount of $258,363 and $328,658, respectively)	44,128	12,202
Total current liabilities	277,745	139,310

Stockholders’ Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 and 0 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	608	608
Additional paid-in capital	19,357,840	19,389,924
Shares to be issued	9,000	-
Accumulated deficit	(19,211,528)	(19,046,202)
Total stockholders’ equity	155,920	344,330
Total liabilities and stockholders’ equity	$433,665	$483,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Revenue:
Liquidity pool fees	$43,464	$-	$83,894	$-
	43,464	-	83,894	-
Expense
Administrative expenses	52,500	29,185	177,510	51,010
Interest expense	24,991	-	48,533	2,997
Impairment of digital assets held	256,018	-	281,317	-
Total Expense	333,509	29,185	507,360	54,007

Other income
Other rewards	5,158	-	5,158	-
Realized gain on sale/ exchange of digital assets held	177,872	-	252,982	-
	183,030	-	258,140	-

Net loss	$(107,015)	$(29,185)	$(165,326)	$(54,007)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended December 31, 2022 and 2021

(Unaudited)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be issued	Accumulated deficit	stockholders’ equity
Balance at September 30, 2022	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,104,513)	$262,935

Net loss	-	-	-	-	-	-	(107,015)	(107,015)
Balance at December 31, 2022	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,211,528)	$155,920

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be issued	Accumulated deficit	stockholders’ equity
Balance at June 30, 2022	22	$-	6,082,214	$608	$19,389,924	$-	$(19,046,202)	$344,330

Warrants	-	-	-	-	7,916	-	-	7,916
Shares to be issued	-	-	-	-	-	9,000	-	9,000
Beneficial conversion feature	-	-	-	-	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	-	(165,326)	(165,326)
Balance at December 31, 2022	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,211,528)	$155,920

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be issued	Accumulated deficit	stockholders’ equity
Balance at September 30, 2021	-	$-	6,082,214	$608	$17,929,064	$-	$(17,955,174)	$(25,502)

Net loss	-	-	-	-	-	-	(29,185)	(29,185)
Balance at December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$-	$(17,984,359)	$(54,687)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be issued	Accumulated deficit	stockholders’ equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$-	$(17,930,352)	$(208,324)

Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	-	207,644
Net loss	-	-	-	-	-	-	(54,007)	(54,007)
Balance at December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$-	$(17,984,359)	$(54,687)

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(165,326)	$(54,007)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of digital assets held	281,317	-
Realized (gain) loss on sales/ exchange digital assets held	(252,982)	-
Digital assets received as revenue and other rewards	(89,052)	-
Digital assets paid as expense	25,911	2,997
Non-cash interest expense	42,393	-
Forgiveness of interest - related party	-	-
Changes in operating assets and liabilities:
Increase in prepaid	10,217	(1,818)
Increase (decrease) in accounts payable and accrued liabilities	23,807	(7,099)
Net cash used in operating activities	(123,715)	(59,927)

Cash Flows from Investing Activities:
Purchase of digital assets held	(55,000)	-
Sale of digital assets held	69,536	-
Net cash provided by investing activities	14,536	-

Cash Flows from Financing Activities:
Advances from related party	-	18,367
Proceeds from issuance of promissory note payable	25,000	-
Proceeds from issuance of promissory note payable	-	100,000
Proceeds from issuance of convertible notes payable - related party	50,000	-
Net cash provided by financing activities	75,000	118,367

Net change in cash and cash equivalents	(34,179)	58,440
Cash and cash equivalents, beginning of period	35,151	44
Cash and cash equivalents, end of period	$972	$58,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$6,140	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with other digital assets	$4,548,043	$-
Proceeds from sale of digital assets for other digital assets	$4,682,228	$-
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party	$40,000	$-
Deposit on equipment	$72,095	$-
Warrants issued in conjunction with promissory note	$7,916	$-
Shares to be issued in conjunction with the amendment of terms of promissory note - related party	$9,000	$-
Forgiveness of convertible note payable, accrued interest and advances - related party	$-	$207,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2022

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

The Company filed with the Securities and Exchange Commission (the “SEC”) an application pursuant to Section 8(f) of the Investment Company Act for an order declaring that the Company had ceased to be a registered investment company. On April 22, 2020, the SEC issued an order under Section 8(f) of the Investment Company Act declaring that the Company had ceased to be an investment company. As a result, the Company is now a reporting company under the Securities Exchange Act of 1934, as amended.

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

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles of incorporation had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these unaudited financial statements have been adjusted retroactively to reflect the reduction in par value.

On December 17, 2021, the majority shareholder and board of directors approved an amendment to the amended and restated articles of incorporation that would change the Company’s name from Waterside Capital Corporation to Metavesco, Inc. The name change was effective June 3, 2022, following clearance by the Financial Industry Regulatory Authority (“FINRA”).

In March 2022, the Company commenced operations as a web3 enterprise. The Company generates income as a liquidity provider, via decentralized exchanges such as Uniswap. Additionally, the Company farms tokens via Proof of Stake protocols on decentralized exchanges, as well as centralized exchanges including the Coinbase, Inc. (“Coinbase”) exchange. The Company also invests in what it considers promising non-fungible token (“NFT”) projects and virtual land, primarily on Ethereum virtual machine (“EVM”) protocols.

The interim unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC. The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended June 30, 2022. Accordingly, note disclosures which would substantially duplicate the disclosures contained on June 30, 2022, audited financial statements have been omitted from these interim unaudited financial statements. The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. For further information, refer to the audited financial statements and notes for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 7, 2022.

Going Concern

The Company’s unaudited financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended December 31, 2022, the Company incurred a net loss of $165,326 and used cash in operating activities of $123,715, and on December 31, 2022, had an accumulated deficit of $19,211,528. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the unaudited financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of debt and its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC.

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

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At December 31, 2022, $972 of cash was at held a financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $0 was held at Coinbase. The contract with Coinbase requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

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

Impairment for liquidity pool tokens and NFTs is assessed quarterly due to each token being a unique asset and due to the illiquid markets in which these tokens trade. The Company is continuously reviewing available markets and information and its methodology when determining the fair value of digital assets.

The Company currently reviews quoted prices of its liquidity pool tokens, NFTs and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the statements of operations. Subsequent reversal of impairment losses is not permitted.

The sales of digital assets held are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations.

Revenue recognition

The Company recognizes revenue under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through liquidity pools and staking rewards.

Liquidity Pools

Liquidity pools are a collection of digital assets locked in a smart contract that provide liquidity to decentralized exchanges. Liquidity allows digital assets to be converted to cash quickly and efficiently without drastic price swings. An important component of a liquidity pool are automated market makers (“AMMs”). An AMM is a protocol that uses liquidity pools to allow digital assets to be traded by a mathematical formula rather than though a traditional market of buyers and sellers.

The Company earns fees by providing liquidity on Uniswap V2 and Uniswap V3. The Company earns fees proportionate to the liquidity they have supplied to the exchange. The fee for each trade is set at 0.05% for stable coins, 0.3% for most pairs and 1.0% for exotic pairs. The fees earned by the Company depend on the risk characteristics of each pair of tokens selected and the price range liquidity is provided. Uniswap V2 requires users to provide liquidity over the entire price curve, whereas Uniswap V3 provides users with liquidity over a price range.

Revenue is recognized from liquidity pools when the award is claimed and deposited in the Company wallet. The transaction consideration the Company receives is noncash in the form of digital assets. Revenue is measured at the fair value of the digital asset awards received.

Staking Rewards

Staking rewards are granted to holders of a crypto asset when the holders lock up that crypto asset as collateral to secure fairness when validating transactions or other network actions.

The Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception.

Airdrops

Airdrops are the distribution of tokens without compensation generally undertaken with a view of increasing awareness of a new token, to encourage adoption of a new token and to increase liquidity in the early stages of a token project.

The Company recognizes crypto assets received through an airdrop if the crypto asset is expected to generate a probable future benefit and if the Company is able to support the trading, custody, or withdrawal of these assets.

Airdrops are accounted for in accordance with ASC 610-20, Sales and Transfer of Nonfinancial Assets, Receipt of a airdrops are classified as gains on the statement of operations.

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

Tax years that remain subject to examination by major tax jurisdictions are generally the prior three years for federal purposes, and the prior four years for state purposes; however, as a result of the Company’s operating losses, all tax years remain subject to examination by tax authorities.

Net Loss Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of ASC for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning July 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

Digital Assets
Balance, June 30, 2022	$434,642

Purchase of digital assets	4,533,507
Proceeds from sale of digital assets	(4,573,913)
Realized gain on sale/ exchange of digital assets held	252,982
Acquired digital assets by liquidity pools and other rewards	89,052
Digital assets used to pay prepaid, deposit and expenses	(104,241)
Impairment charges	(281,317)
Balance, December 31, 2022	$350,712

As at December 31, 2022, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
ETH	66.84	$74,646
MATIC	7,640.09	5,711
DYDX	4,257.72	4,432
USDC	3,152.85	3,141
CRV	5,604.03	2,924
LDO	2,289.96	2,090
Other		976
		$93,920
Liquidity Pool Tokens
Uniswap V3	3.2	$154,949
CAKE	4,570.35	11,472
		$166,421

Non-Fungible Tokens
Other Deed	14	$50,904
Mutant Ape Yacht Club	1	19,573
Meebits	2	10,006
Art Gobblers	3	9,886
Other NFT		2
		$90,371

Total digital assets, net of impairment		$350,712

NOTE 4 – DEPOSIT ON EQUIPMENT

On August 22, 2022, the Company made a deposit of $72,095 with USD Coin (“USDC”) to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. These machines were deployed, became operational and started to generate revenue on February 7, 2023.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Demand Promissory Note – Related Parties

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest was due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022, with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Promissory Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 15,000 shares of the Company’s common stock with a fair value of $9,000. These shares were payable and reported as shares to be issued as of the date of this Report. The note amendment resulted in a change in the cash flows of less than 10%. Therefore, the Promissory Note is not considered to be substantially different in accordance with ASC 470-50-10-10 and applied the modification accounting model in accordance with ASC-50-40-17 (b). During the three and six months ended December 31, 2022, $1,995 and $2,689, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $6,311 and $0, respectively, to be amortized through October 2023 and accrued interest payable of $835 and $0, respectively.

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. Mr. Schadel may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. At December 31, 2022 and June 30, 2022, there was accrued interest payable of $1 and $0, respectively.

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (“Laborsmart”). Laborsmart is owned by Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Laborsmart may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. At December 31, 2022 and June 30, 2022, there was accrued interest payable of $966 and $0, respectively.

Demand Promissory Note and Common Stock Purchase Warrant

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $25,000 (the “Promissory Note”) for cash to Tom Zarro. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Mr. Zarro may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. In conjunction with the issue of the Promissory Note, the Company issued Mr. Zarro a common stock purchase warrant (the “Warrant”). The terms of the Warrant state that, Mr. Zarro may, at any time on or after August 12, 2022 and until August 12, 2025, exercise the Warrant to purchase 20,000 shares of the Company’s common stock for an exercise price per share of $0.75, subject to adjustment as provided in the Warrant. The fair value of Warrant was calculated using volatility of 157%, interest-free rate of 3.18%, nil expected dividend yield and expected life of 3 years. The fair value of the debt and warrant is allocated based on their relative fair values. During the three and six months ended December 31, 2022, $1,995 and $3,058, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $4,858 and $0, respectively, to be amortized through May 2027 and accrued interest payable of $483 and $0, respectively.

.

 Convertible Promissory Notes

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Promissory Note”), for cash, to Timothy Hackbart. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.40 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $20,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2022, $1,008 and $2,016, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $17,426 and $19,441, respectively, to be amortized through May 2027 and accrued interest payable of $418 and $0, respectively.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Convertible Promissory Note”), for value received being comprised of one bitcoin, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2022, $2,059 and $4,118 of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $34,114 and $38,233, respectively, to be amortized through March 2027 and accrued interest payable of $222 and $0, respectively.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Convertible Promissory Note”), for value received being comprised of 22.86012412 Ether, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2022, $3,022 and $6,044, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $50,262 and $56,307, respectively, to be amortized through March 2027 and accrued interest payable of $326 and $0, respectively.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.45 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2022, $5,038 and $10,076, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $86,911 and $96,988, respectively, to be amortized through May 2027 and accrued interest payable of $543 and $0, respectively.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.415 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,0000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three and six months ended December 31, 2022, $5,038 and $10,076, respectively, of discount amortization is included in interest expense. At December 31, 2022 and June 30, 2022, there was an unamortized discount balance of $87,076 and $97,152, respectively, to be amortized through May 2027 and accrued interest payable of $543 and $0, respectively.

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

On March 11, 2022, the Company filed with the State of Nevada a certificate of designations for the Company’s Series A Convertible Preferred Stock (“Series A Stock”). The Series A Certificate of Designations provides (i) the number of authorized shares will be 100, (ii) each share will have a stated value of $50,000, (iii) each share is convertible into 100,000 shares of Company common stock, subject to a 9.99% equity blocker, (iv) shares are non-voting, and (v) shares are not entitled to receive dividends or distributions.

Warrants

On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Stock and various Warrants for $1,100,000 in cash. The Warrants comprise of 2,200,000 Company common stock issuable at $1.30 per share, 2,200,000 Company common stock issuable at $1.50 per share and 2,200,000 Company common stock issuable at $1.75 per share. Upon issuance on March 16, 2022, the Warrant remains exercisable for a period of five years.

On August 12, 2022, the Company issued a common stock purchase warrant in conjunction with a Promissory Note. The Warrant comprise of 20,000 Company common stock issuable at $0.75 per share. Upon issuance on August 12, 2022, the Warrant remains exercisable for a period of three years.

The weighted average remaining legal life of the warrants outstanding at December 31, 2022 is 4.20 years.

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

The following discussion of the results of operations for the three and six months ended December 31, 2022 and 2021, respectively, should be read in conjunction with our unaudited financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on October 7, 2022. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview & Management Plans

In March 2022, the Company commenced operations as a web3 enterprise. The Company generates revenue as a liquidity provider, via decentralized exchanges such as Uniswap. Additionally, the Company farms tokens via Proof-of-Stake (“PoS”) protocols on decentralized exchanges, as well as centralized exchanges, including Coinbase. Yield farmers provide liquidity to various token pairs and earn rewards in cryptocurrencies. The Company also invests in non-fungible token (“NFT”) projects and virtual land that it believes are promising, primarily on Ethereum Virtual Machine (“EVM”) protocols.

Web3 includes many different technologies but is generally defined as the use of internet protocols incentivized with token-based rewards built on top of open source, decentralized and distributed systems. Examples of web3 technologies include blockchain networks, cryptocurrencies, NFTs and smart contracts.

The Company primarily invests in NFT collections from Yuga Labs which includes the Mutant Ape Yacht Club and the metaverse platform. As of December 31, 2022, we are invested in 20 NFT tokens with a carrying value of $90,371. If sold, our NFTs may require the payment of a royalty to the creator. Our NFTs currently do not generated royalties or other income.

EVM is a computation engine that facilitates the deployment and operation of smart contracts.

The Company has four areas of focus:

●	Liquidity Provider - In decentralized finance (“DeFi”), the ability to trade assets from one to another is facilitated by Liquidity Pools (“LPs”) which generally contain a 50/50 balance between both underlying tokens. The Company expects to invest substantially in LPs to generate ongoing revenue. The Company earns income based on a percentage of the value of each trade for providing liquidity. We expect that this revenue will fuel our other initiatives as we build the Company.

●	Staking - Like LPs, staking can provide potential revenue to the Company. Purchasing large blocks of lucrative PoS assets to grow the passive income portfolio is expected to be a major cornerstone to our success. This is a much greener approach to the traditional Proof of Work model, which is used by Bitcoin.

●	NFTs - The Company holds NFTs for capital appreciation and for potential income from IP licensing.

●	Bitcoin Mining Operations

At December 31, 2022, the Company was invested in Uniswap V3 (liquidity pool), CAKE (staking) and NFTs.

On August 29, 2022, the Company announced its plan to begin bitcoin mining operations. Bitcoin mining has been part of the Company roadmap since entering the web3 space in March 2022, although our plans have been accelerated with the recent decrease in the price of Bitcoin. Mining equipment has become much more affordable as overleveraged miners are forced to sell equipment at reduced prices. In August 2022, the Company began its Bitcoin mining operations by purchasing cryptocurrency mining machines and arranging hosting space in Texas. We anticipate the Company will eventually open a second site in Georgia.

Bitcoin Mining Operations

On August 22, 2022, the Company made a deposit of $72,095 with USDC to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. The Company originally expected delivery and deployment of these machines in December 2022. These machines were deployed, became operational and started to generate revenue on February 7, 2023. The delay is due to the lack of electric power at the host. The host was seeking permission from the electric utility to turn the power on for these machines.

The Company plans to earn transaction fees with its crypto mining machines by validating requesting customers’ transactions to a distributing ledger. We joined a mining pool and expect to receive a pro-rata share of a bitcoin award for completing a blockchain.

The Company has entered into digital asset mining pools by entering into an agreement with one mining pool operator The agreement is terminable at any time by either party. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

Revenue recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through liquidity pools and staking rewards.

Liquidity Pools

Liquidity pools are a collection of digital assets locked in a smart contract that provide liquidity to decentralized exchanges. Liquidity allows digital assets to be converted to cash quickly and efficiently without drastic price swings. An important component of a liquidity pool are automated market makers (AMM). An AMM is a protocol that uses liquidity pools to allow digital assets to be traded by a mathematical formula rather than though a traditional market of buyers and sellers.

The Company earns fees by providing liquidity on Uniswap V2 and Uniswap V3. The Company earns fees proportionate to the liquidity they have supplied to the exchange. The fee for each trade is set at 0.05% for stable coins, 0.3% for most pairs and 1.0% for exotic pairs. The fees earned by the Company depends on the risk characteristics of each pair of tokens selected and the price range liquidity is provided. Uniswap V2 requires users to provide liquidity over the entire price curve, whereas Uniswap V3 provides users with liquidity over a price range.

Revenue is recognized from liquidity pools when the award is claimed and deposited in the Company wallet. The transaction consideration the Company receives is noncash in the form of digital assets. Revenue is measured at the fair value of the digital asset awards received.

Staking Rewards

Staking rewards are granted to holders of a crypto asset when the holders lock up that crypto asset as collateral to secure fairness when validating transactions or other network actions.

The Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception.

Airdrops

Airdrops are the distribution of tokens without compensation generally undertaken with a view of increasing awareness of a new token, to encourage adoption of a new token and to increase liquidity in the early stages of a token project.

The Company recognizes crypto assets received through an airdrop if the crypto asset is expected to generate a probable future benefit and if the Company is able to support the trading, custody, or withdrawal of these assets.

Airdrops are accounted for in accordance with ASC 610-20, Sales and Transfer of Nonfinancial Assets, Receipt of a airdrops are classified as gains on the statement of operations.

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

Comparison of Three Months Ended December 31, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the three months ended December 31, 2022 and 2021 was derived from liquidity pool fees of $43,464 and $0, respectively.

Our business plan includes earning income from liquidity fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $52,500 and $29,185 for the three months ended December 31, 2022 and 2021, respectively. These expenses are primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $24,991 and $0 for the three months ended December 31, 2022 and 2021, respectively. The increase in interest expense is due to amortization of debt discount and accrued interest on new promissory notes and new convertible promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $256,018 and $0 for the three months ended December 31, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Other Income (Expense)

Other rewards – we earned $GOO tokens as a result of holding an Art Gobblers NFT.

Realized Gain on Sale/ Exchange on Digital Assets Held - We generally do not seek to earn income from actively trading digital assets held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $107,015 and $29,185 for the three months ended December 31, 2022 and 2021, respectively. Any increase in revenue and realized gain on sales/ exchange on digital assets held was offset by an increase in administrative, interest and impairment expenses.

Our losses were primarily due to a steep drop in market price of crypto assets, high volatility of prices and a broad deterioration of the crypto-currency market. During 2022, there has been a sustained period of lower prices. The broad deterioration of the crypto-currency market has been highlighted by well publicized business failures such as FTX Exchange and BlockFi and the price collapse of TerraUSD and LUNA. We have not suffered direct losses as a counterparty in a contract as a result of recent business failures. The broad deterioration in prices has reduced the capital we can invest and, therefore, reduced our revenue from liquidity pools and staking rewards. We are unable to predict if or when prices will recover.

Comparison of Six Months Ended December 31, 2022 and 2021

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and purchasing digital assets. Revenue for the six months ended December 31, 2022 and 2021 was derived liquidity pool fees of $83,894 and $0, respectively.

Our business plan includes earning income from liquidity fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $177,510 and $51,010 for the six months ended December 31, 2022 and 2021, respectively. These expenses are primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $48,533 and $2,997 for the six months ended December 31, 2022 and 2021, respectively. The increase in interest expense is due to amortization of debt discount and accrued interest on new promissory notes and new convertible promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $281,317 and $0 for the six months ended December 31, 2022 and 2021, respectively. Digital assets are accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Other Income (Expense)

Other rewards – we earned $GOO tokens as a result of holding an Art Gobblers NFT.

Realized Gain on Sale/ Exchange on Digital Assets Held - We generally do not seek to earn income from actively trading digital asset held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan.

Net Loss

We reported a net loss of $165,326 and $54,007 during the six months ended December 31, 2022 and 2021, respectively. Any increase in revenue and realized gain on sales/ exchange on digital assets held was offset by an increase in administrative, interest and impairment expenses.

Our losses were primarily due to a steep drop in market price of crypto assets, high volatility of prices and a broad deterioration of the crypto-currency market. During 2022, there has been a sustained period of lower prices. The broad deterioration of the crypto-currency market has been highlighted by well publicized business failures such as FTX Exchange and BlockFi and the price collapse of TerraUSD and LUNA. We have not suffered direct losses as a counterparty in a contract as a result of recent business failures. The broad deterioration in prices has reduced the capital we can invest and, therefore, reduced our revenue from liquidity pools and staking rewards. We are unable to predict if or when prices will recover.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through December 31, 2022, and we expect to continue to incur losses and negative operating cash flows at least through the near future. During the six months ended December 31, 2022, we obtained $75,000 of funding by issuing a demand promissory note and promissory note – related party to meet our most critical cash requirements. At December 31, 2022, $972 of cash was in held at a financial institution and $0 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. We estimate $200,000 of cash per annum will be required to maintain current operations and remain in business. We hope that we can generate enough revenue from liquidity pools and staking rewards to pay ongoing expenses. In order to remain in business we may have to sell digital assets for cash or issue additional debt order equity. The cash held at Coinbase Inc. will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation as of December 31, 2022 with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. There has been a material change to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the SEC.

The following additional risk factor should be added to the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly characterize a digital asset, we may be subject to regulatory scrutiny, investigations, fines, sanctions, penalties and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant regulatory burdens and compliance costs.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only digital assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. With respect to all other digital assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security in the U.S. may generally only be offered or sold in the U.S. pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the U.S. may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the U.S. are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

While we do not currently, nor do we plan to, offer, sell, trade, and clear digital assets or take custody of others digital assets as part of any potential Staking-as-a-Service operations we may undertake, however, digital assets we stake and validate transactions for could be deemed to be a “security” under applicable laws. Our blockchain infrastructure operations which entails securing blockchains by processing and validating blockchain transactions (most analogous to Bitcoin mining or operating a Bitcoin mining pool) could be construed as facilitating transactions in digital assets; as such we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a blockchain we secure is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to secure blockchains.

Further, if any digital asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. For instance, the networks on which such digital assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, such a development may make it difficult for such supported digital asset to be traded, cleared, and custodied as compared to other digital asset that are not considered to be securities.

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

Date: February 14, 2023	METAVESCO, INC.

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

