Form 10-Q
period 2023-03-31
Metavesco, Inc.
filed 2023-05-12
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

The outstanding number of shares of common stock as of May 12, 2023 was: 6,082,214.

METAVESCO, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METAVESCO, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,800	$35,151
Prepaid expenses	8,029	13,847
Total current assets	112,829	48,998

Digital assets held, net of impairment	275,632	434,642
Equipment, net	68,089	-

Total assets	$456,550	$483,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,152	$26,549
Promissory note, accrued interest (net of debt discount of $2,906 and $0, respectively)	22,885	-
Promissory notes - related parties, accrued interest (net of debt discount of $4,359 and $0, respectively)	179,026	100,000
Convertible promissory note, accrued interest (net of debt discount of $16,439 and $19,441, respectively)	4,140	559
Convertible promissory notes - related party, accrued interest (net of debt discount of $243,536 and $328,658, respectively)	59,735	12,202
Total current liabilities	294,938	139,310

Stockholders’ Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 shares issued and outstanding at March 31, 2023 and June 30, 2022	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized; 6,082,214 shares issued and outstanding at March 31, 2023 and June 30, 2022	608	608
Additional paid-in capital	19,357,840	19,389,924
Shares to be issued	9,000	-
Accumulated deficit	(19,205,836)	(19,046,202)
Total stockholders’ equity	161,612	344,330
Total liabilities and stockholders’ equity	$456,550	$483,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue
Liquidity pool fees	$6,208	$22,772	$90,102	$22,772
Mining pool fees	6,796	-	6,796	-
	13,004	22,772	96,898	22,772
Expense
Administrative expenses	56,949	34,833	234,459	88,840
Interest expense	24,418	1,294	72,951	1,294
Impairment of digital assets held	9,937	51,983	291,254	51,983
Total Expense	91,304	88,110	598,664	142,117

Other income
Other digital rewards	7,741	17,439	12,899	17,439
Realized gain on sale/ exchange of digital assets held	76,251	32,519	329,233	32,519
	83,992	49,958	342,132	49,958

Net income (loss)	$5,692	$(15,380)	$(159,634)	$(69,387)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,082,214	6,082,214	6,082,214	6,082,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended March 31, 2023 and 2022

(Unaudited)

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at December 31, 2022	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,211,528)	$155,920

Net income	-	-	-	-	-	-	5,692	5,692
Balance at March 31, 2023	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,205,836)	$161,612

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at June 30, 2022	22	$-	6,082,214	$608	$19,389,924	$-	$(19,046,202)	$344,330

Warrants	-	-	-	-	7,916	-	-	7,916
Shares to be issued	-	-	-	-	-	9,000	-	9,000
Beneficial conversion feature	-	-	-	-	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	-	(159,634)	(159,634)
Balance at March 31, 2023	22	$-	6,082,214	$608	$19,357,840	$9,000	$(19,205,836)	$161,612

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at December 31, 2021	-	$-	6,082,214	$608	$17,929,064	$-	$(17,984,359)	$(54,687)

Issue of Series A Convertible Preferred Stock	22	-	-	-	1,100,000	-	-	1,100,000
Beneficial conversion feature	-	-	-	-	100,860	-	-	100,860
Net loss	-	-	-	-	-	-	(15,380)	(15,380)
Balance at March 31, 2022	22	$-	6,082,214	$608	$19,129,924	$-	$(17,999,739)	$1,130,793

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional paid-in	Shares to be	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	issued	deficit	equity
Balance at June 30, 2021	-	$-	6,082,214	$608	$17,721,420	$-	$(17,930,352)	$(208,324)

Issue of Series A Convertible Preferred Stock	22	-	-	-	1,100,000	-	-	1,100,000
Beneficial conversion feature	-	-	-	-	100,860	-	-	100,860
Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	-	207,644
Net loss	-	-	-	-	-	-	(69,387)	(69,387)
Balance at March 31, 2022	22	$-	6,082,214	$608	$19,129,924	$-	$(17,999,739)	$1,130,793

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(159,634)	$(69,387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,006	-
Impairment of digital assets held	291,254	51,983
Realized gain on sales/ exchange digital assets held	(329,233)	(32,519)
Digital assets received as revenue and other rewards	(109,797)	(40,211)
Digital assets paid as expense	33,861	5,044
Non-cash interest expense	63,941	1,294
Forgiveness of interest - related party	-	2,997
Changes in operating assets and liabilities:
Increase (decrease) in prepaid	12,054	(7,596)
Increase in accounts payable and accrued liabilities	28,474	5,828
Net cash used in operating activities	(165,074)	(82,567)

Cash Flows from Investing Activities:
Purchase of digital assets held	(55,000)	(639,317)
Sale of digital assets held	223,723	-
Net cash provided by (used in) investing activities	168,723	(639,317)

Cash Flows from Financing Activities:
Advances from related party	-	18,367
Proceeds from issuance of promissory note payable	25,000	100,000
Proceeds from issuance of convertible notes payable - related party	50,000	-
Repayment of convertible notes payable - related party	(9,000)
Issuance of Series A Convertible Preferred Stock		1,100,000
Net cash provided by financing activities	66,000	1,218,367

Net change in cash and cash equivalents	69,649	496,483
Cash and cash equivalents, beginning of period	35,151	44
Cash and cash equivalents, end of period	$104,800	$496,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$9,010	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with convertible promissory notes - related party	$-	$100,860
Purchase of digital assets held with other digital assets	$6,186,568	$1,372,374
Proceeds from sale of digital assets for other digital assets	$5,995,397	$1,271,514
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party	$40,000	$100,860
Equipment paid with digital assets	$72,095	$-
Warrants issued in conjunction with promissory note	$7,916	$-
Shares to be issued in conjunction with the amendment of terms of promissory note - related party	$9,000	$-
Forgiveness of convertible note payable, accrued interest and advances - related party	$-	$207,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

METAVESCO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

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

Certain information and note disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. For further information, refer to the audited financial statements and notes for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 7, 2022.

Going Concern

The Company’s unaudited financial statements have been prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended March 31, 2023, the Company incurred a net loss of $159,634 and used cash in operating activities of $165,074, and on March 31, 2023, had an accumulated deficit of $19,205,836. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the unaudited financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of debt and its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

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

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At March 31, 2023, $6,152 of cash was at held a financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $98,648 was held at Coinbase. The contract with Coinbase requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

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

Tokens are subject to impairment losses if the fair value of a token decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the tokens. The Company currently obtains the quoted price of tokens from www.cryptocompare.com.

Liquidity pool tokens and NFTs are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. The fair value of liquidity pool tokens is based on the quoted price on the last day of the quarter at 4PM Eastern Time. The fair value of NFTs is based on the average trading price on the last day of each quarter.

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

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through liquidity pools and staking rewards.

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

Mining Pools

The Company earns transaction fees with its crypto mining machines by validating requesting customers’ transactions to a distributing ledger. We joined a mining pool and receive a pro-rata share of a bitcoin award for completing a blockchain.

The Company has entered into digital asset mining pools by executing an agreement with one mining pool operator The agreement is terminable at any time by either party. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Airdrops are accounted for in accordance with ASC 610-20, Sales and Transfer of Nonfinancial Assets, Receipt of a airdrops are classified as other income in the statement of operations.

Equipment

Equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations. Depreciation is provided over the estimated useful lives of the assets, which are as follows:

Mining equipment	Straight-line over 36 months

.

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

NOTE 3 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

Digital Assets
Balance, June 30, 2022	$434,642

Purchase of digital assets	6,017,845
Proceeds from sale of digital assets	(6,212,438)
Realized gain on sale/ exchange of digital assets held	329,233
Acquired digital assets by liquidity pools, mining pools and other digital rewards	109,797
Digital assets used to pay prepaid, equipment and expenses	(112,193)
Impairment charges	(291,254)
Balance, March 31, 2023	$275,632

As at March 31, 2023, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
ANKR	50,000.00	$1,276
APE	17,182.14	67,673
ARB	11,000.00	15,025
BONE	4,034.38	4,369
ETH	11.84	20,388
FIL	1,200.00	6,246
LINK	3,186.69	20,433
STFX	135,732.54	3,310
USDC	33,531.29	32,747
Other		4,798
		$176,265
Liquidity Pool Tokens
CAKE	4,570.35	11,472
		$11,472

Non-Fungible Tokens
Bored Ape Kennel Club	1	$11,478
Meebits	2	10,006
Mutant Ape Yacht Club	1	23,954
OnForce 1	1	1,506
Other Deed	9	39,351
Other NFT		1,600
		$87,895
Total digital assets, net of impairment		$275,632

NOTE 4 –EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2023 Net Book Value	June 30, 2022 Net Book Value
Mining equipment	$72,095	$4,006	$68,089	$0
	$72,095	$4,006	$68,089	$0

On August 22, 2022, the Company made a deposit of $72,095 with USD Coin (“USDC”) to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. These machines were deployed, became operational and started to generate revenue on February 7, 2023.

Depreciation expense for three and nine months ended March 31, 2023 and 2022 was $4,006 and $0 and $4,006 and $0, respectively.

NOTE 5 – PROMISSORY NOTES

Demand Promissory Note and Common Stock Purchase Warrant

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $25,000 (the “Promissory Note”) for cash to Tom Zarro. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Mr. Zarro may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In the event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. In conjunction with the issue of the Promissory Note, the Company issued Mr. Zarro a common stock purchase warrant (the “Warrant”). The terms of the Warrant state that, Mr. Zarro may, at any time on or after August 12, 2022 and until August 12, 2025, exercise the Warrant to purchase 20,000 shares of the Company’s common stock for an exercise price per share of $0.75, subject to adjustment as provided in the Warrant. The fair value of the Warrant was calculated using volatility of 157%, interest-free rate of 3.18%, nil expected dividend yield and expected life of 3 years. The fair value of the debt and warrant is allocated based on their relative fair values. During the three ended March 31, 2023 and 2022, $1,992 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $5,010 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $2,906 and $0, respectively, to be amortized through May 2027 and accrued interest payable of $791 and $0, respectively.

Demand Promissory Note – Related Parties

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest was due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022, with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Promissory Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 15,000 shares of the Company’s common stock with a fair value of $9,000. These shares were payable and reported as shares to be issued as of the date of this Report. The note amendment resulted in a change in the cash flows of less than 10%. Therefore, the Promissory Note is not considered to be substantially different in accordance with ASC 470-50-10-10 and applied the modification accounting model in accordance with ASC-50-40-17 (b). During the three ended March 31, 2023 and 2022, $1,995 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $4,641 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $4,359 and $0, respectively, to be amortized through October 2023 and accrued interest payable of $833 and $0, respectively.

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. Mr. Schadel may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. At March 31, 2023 and June 30, 2022, there was accrued interest payable of $1 and $0, respectively.

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (“Laborsmart”). Laborsmart is owned by Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Laborsmart may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. On March 6, 2023, the Company repaid $9,000 in cash for principal on the Promissory Note. During the three months ended March 31, 2023 and 2022, $586 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $1,551 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was accrued interest payable of $1,551 and $0, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Promissory Note”), for cash, to Timothy Hackbart. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.40 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $20,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three ended March 31, 2023 and 2022, $986 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $3,001 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $16,439 and $19,441, respectively, to be amortized through May 2027 and accrued interest payable of $579 and $0, respectively.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Convertible Promissory Note”), for value received being comprised of one bitcoin, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.25 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three ended March 31, 2023 and 2022, $2,015 and $604, respectively, and during the nine months ended March 31, 2023 and 2022, $6,133 and $604, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $32,099 and $38,233, respectively, to be amortized through March 2027 and accrued interest payable of $328 and $0, respectively.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Convertible Promissory Note”), for value received being comprised of 22.86012412 Ether, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.42 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three ended March 31, 2023 and 2022, $2,957 and $690, respectively, and during the nine months ended March 31, 2023 and 2022, $9,001 and $690, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $47,306 and $56,307, respectively, to be amortized through March 2027 and accrued interest payable of $481 and $0, respectively.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.45 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three ended March 31, 2023 and 2022, $4,929 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $15,005 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $81,983 and $96,988, respectively, to be amortized through May 2027 and accrued interest payable of $801 and $0, respectively.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The closing price of the Company’s common stock was $1.415 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,0000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the three ended March 31, 2023 and 2022, $4,929 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, $15,005 and $0, respectively, of discount amortization is included in interest expense. At March 31, 2023 and June 30, 2022, there was an unamortized discount balance of $82,148 and $97,152, respectively, to be amortized through May 2027 and accrued interest payable of $801 and $0, respectively.

NOTE 7 – SHAREHOLDER DEFICIT

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

The weighted average remaining legal life of the warrants outstanding at March 31, 2023 is 3.95 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, include forward-looking statements. “Forward-looking statements” may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. Our management has compiled the forward-looking statements specified in the following information based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following, without limitation, are forward-looking statements:

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

The following discussion of the results of operations for the three and nine months ended March 31, 2023 and 2022, respectively, should be read in conjunction with our unaudited financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on October 7, 2022, as the same may be updated from time to time.

Overview & Management Plans

In March 2022, the Company commenced operations as a web3 enterprise. The Company currently generates revenue as a liquidity provider via decentralized exchanges such as Uniswap and from mining pool fees.

Additionally, during the quarter ended March 31, 2023, the Company farmed tokens via staking on pancake swap, a decentralized exchange.. Yield farmers provide liquidity to various token pairs and earn rewards in cryptocurrencies. The Company also, during the quarter ended March 31, 2023, was invested in non-fungible token (“NFT”) projects and virtual land that it believes are promising, primarily on Ethereum Virtual Machine (“EVM”) protocols.

Web3 includes many different technologies but is generally defined as the use of internet protocols incentivized with token-based rewards built on top of open source, decentralized and distributed systems. Examples of web3 technologies include blockchain networks, cryptocurrencies, NFTs and smart contracts.

The Company primarily invests in NFT collections from Yuga Labs which includes the Mutant Ape Yacht Club and the metaverse platform. As March 31, 2023, we are invested in 14 NFT tokens with a carrying value of $87,895. If sold, our NFTs may require the payment of a royalty to the creator. Our NFTs currently do not generate royalties or other income.

EVM is a computation engine that facilitates the deployment and operation of smart contracts.

The Company’s current operations include:

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

Bitcoin Mining Operations

On August 22, 2022, the Company made a deposit of $72,095 with USDC to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. The Company originally expected delivery and deployment of these machines in December 2022. These machines were deployed, became operational and started to generate revenue on February 7, 2023. The delay was due to the lack of electric power at the host. The host was seeking permission from the electric utility to turn the power on for these machines.

Planned Future Operations

Going forward, the Company plans to operate its business under five divisions, which we believe will allow Metavesco to leverage its existing expertise while exploring new markets. The Company does not expect to launch all of these divisions at once and instead will opt for a phased expansion strategy starting with the divisions that require less capital investment or have a shorter time-to-revenue. By generating revenue from these divisions, the Company believes it can gradually fund the growth of other divisions. The Company expects to implement its plan by issuing new loans, entering into strategic partnerships and leveraging its balance sheet. Currently, most of Metavesco’s debt is issued to Ryan Schadel, the Company’s Chief Executive Officer, Chief Financial Officer, sole director and majority stockholder. We have the option of borrowing against our digital assets, if required.

Our planned divisions are:

1)	Blockchain Division – continue and build on the Company’s current operations including bitcoin mining, liquidity provider and investor in blue chip NFT projects.
2)	Real Estate Division – initially aiming to build a portfolio of single-family residences while exploring tokenization.
3)	Staffing and Recurring Division – leverage the Company’s extensive network within the web3 and staffing industry to offer staffing and recruitment services.
4)	Content and Media Division – provide high-quality content and digital media in the web3 space by developing and producing original content including articles, podcasts, videos and virtual events.
5)	Energy Division – the division will seek to invest in and develop renewable energy projects, such as solar and wind forms, to power its operations and contribute to a more sustainable future.

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

Tokens are subject to impairment losses if the fair value of a token decreases below the carrying value at any time during the period. The fair value is measured using the quoted price in the principal market of the tokens. The Company currently obtains the quoted price of tokens from www.cryptocompare.com.

Liquidity pool tokens and NFTs are subject to impairment losses if the fair value a token decreases below the carrying value at the end of each quarterly accounting period. The fair value of liquidity pool tokens is based on the quoted price on the last day of the quarter at 4PM Eastern Time. The fair value of NFTs is based on the average trading price on the last day of each quarter.

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

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through liquidity pools and staking rewards.

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

Mining Pools

The Company earns transaction fees with its crypto mining machines by validating requesting customers’ transactions to a distributing ledger. We joined a mining pool and receive a pro-rata share of a bitcoin award for completing a blockchain.

The Company has entered into digital asset mining pools by executing an agreement with one mining pool operator The agreement is terminable at any time by either party. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and began purchasing digital assets. Revenue for the three months ended March 31, 2023 and 2022 was derived from liquidity pools fees of $6,208 and $22,772, respectively, and mining pool fees of $6,796 and $0, respectively.

Our business plan includes earning income from liquidity fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $56,949 and $34,833 for the three months ended March 31, 2023 and 2022, respectively. These expenses were primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $24,418 and $1,294 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense was due to amortization of debt discount and accrued interest on new promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $9,937 and $51,983 for the three months ended March 31, 2023 and 2022, respectively. Digital assets are accounted for as intangible assets and are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Other Income (Expense)

Other digital rewards totaled $7,741 and $17,439 for the three months ended March 31, 2023 and 2022, respectively. We received $GOO tokens as a result of holding two Art Gobblers NFTs and we received tokens from Blur as a result of using the Blur NFT trading platform. Other digital rewards or “airdrops” were issued by the platforms to simultaneously reward users and bootstrap growth and liquidity of a new marketplace. Airdrops are unpredictable and the Company does not seek out these rewards.

Other realized gain on sale/exchange of digital totaled $76,251 and $32,519 for the three months ended March 31, 2023 and 2022, respectively. We generally do not seek to earn income from actively trading digital assets held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan. Metavesco realized gains near the end of the quarter ended March 31, 2023, due to liquidating part of its portfolio crypto assets and holding additional cash at March 31, 2023. The rebalancing of the portfolio was due to the uncertainty in the crypto market in March 2023 highlighted by the insolvency of Silvergate Bank and Silicon Valley Bank.

Net Income (Loss)

We reported net income (loss) of $5,692 and $(15,380) for the three months ended March 31, 2023 and 2022, respectively. Our revenue and realized gain on sales/exchange on digital assets held were offset by an increase in administrative, interest expenses.

There has been a steep drop in market price of crypto assets, high volatility of prices and a broad deterioration of the cryptocurrency market. During the quarter ended March 31, 2023, the sustained period of lower market prices which started in 2022 continued. The broad deterioration of the cryptocurrency market has been highlighted by well publicized business failures such as FTX Exchange and BlockFi and the price collapse of TerraUSD and LUNA. We have not suffered direct losses as a counterparty in a contract as a result of recent business failures. The broad deterioration in cryptocurrency prices has reduced the capital we can invest and, therefore, reduced our revenue from liquidity pools and staking rewards. We are unable to predict if or when prices will recover.

Comparison of Nine Months Ended March 31, 2023 and 2022

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and began purchasing digital assets. Revenue for the nine months ended March 31, 2023 and 2022 was derived from liquidity pools fees of $90,102 and $22,772, respectively, and mining pool fees of $6,796 and $0, respectively.

Our business plan includes earning income from liquidity fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or loss.

Administrative Expenses

Administrative expenses totaled $234,459 and $88,840 for the nine months ended March 31, 2023 and 2022, respectively. These expenses were primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $72,951 and $1,294 for the nine months ended March 31, 2023 and 2022, respectively. The increase in interest expense was due to amortization of debt discount and accrued interest on new promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $291,254 and $51,983 for the nine months ended March 31, 2023 and 2022, respectively. Digital assets are accounted for as intangible assets and are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Other Income (Expense)

Other digital rewards totaled $12,899 and $17,439 for the three months ended March 31, 2023 and 2022, respectively. We received $GOO tokens as a result of holding two Art Gobblers NFTs and we received tokens from Blur as a result of using the Blur NFT trading platform. Other digital rewards or “airdrops” were issued by the platforms to simultaneously reward users and bootstrap growth and liquidity of a new marketplace. Airdrops are unpredictable and the Company does not seek out these rewards.

Other realized gain on sale/exchange of digital totaled $329,233 and $32,519 for the three months ended March 31, 2023 and 2022, respectively. We generally do not seek to earn income from actively trading digital assets held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan. Metavesco realized gains near the end of the quarter ended March 31, 2023, due to liquidating part of its portfolio crypto assets and holding additional cash at March 31, 2023. The rebalancing of the portfolio was due to the uncertainty in the crypto market in March 2023 highlighted by the insolvency of Silvergate Bank and Silicon Valley Bank.

Net Loss

We reported a net loss of $159,634 and $69,387 for the nine months ended March 31, 2023 and 2022, respectively. Any increase in revenue and realized gain on sales/exchange on digital assets held was offset by an increase in administrative, interest and impairment expenses.

Our net loss was primarily due to a steep drop in market price of crypto assets, high volatility of cryptocurrency prices and a broad deterioration of the cryptocurrency market. During the quarter ended March 31, 2023, the sustained period of lower market prices which started in 2022 continued. The broad deterioration of the cryptocurrency market has been highlighted by well publicized business failures such as FTX Exchange and BlockFi and the price collapse of TerraUSD and LUNA. We have not suffered direct losses as a counterparty in a contract as a result of recent business failures. The broad deterioration in cryptocurrency prices has reduced the capital we can invest and, therefore, reduced our revenue from liquidity pools and staking rewards. We are unable to predict if or when prices will recover.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through March 31, 2023, and we expect to continue to incur losses and negative operating cash flows at least through the near future. During the nine months ended March 31, 2023, we obtained $75,000 of funding by issuing a demand promissory note and a promissory note – related party to meet our most critical cash requirements. At March 31, 2023, $6,152 of cash was held at a financial institution and $98,648 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. We estimate $200,000 of cash per annum will be required to maintain current operations and remain in business. We hope that we can generate enough revenue from liquidity pools and staking rewards to pay ongoing expenses. In order to remain in business we may have to sell digital assets for cash or issue additional debt order equity. The cash held at Coinbase Inc. will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation as of March 31, 2023 with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our filings with the SEC, including the discussions identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as the same may be updated from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. The occurrence of any such risks could materially adversely affect our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

31.2.	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002(**).

101.SCH	Inline XBRL Schema Document(*)
101.INS	Inline XBRL Instance Document(*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)(*)

(*)	Filed herewith.
(**)	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	METAVESCO, INC.

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

