Form 10-K
period 2023-06-30
Metavesco, Inc.
filed 2023-10-13
CIK 924095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 811-08387

METAVESCO, INC.

(Exact name of registrant as specified in its charter)

nevada	54-1694665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (678) 241-5898

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒ NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. YES ☒ NO ☐

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an effort to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates, computed on the basis of the closing price of the registrant’s common stock on the OTC Pink on December 31, 2022, was approximately $2,633,599 (60,822,140 shares at $0.0433 per share).

As of October 13, 2023, there were 66,322,140 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Metavesco” and the “Company” refer to Metavesco, Inc., a Nevada corporation, unless otherwise stated. “SEC” refers to the Securities and Exchange Commission.

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

The SBIC license granted to the Company by the SBA was revoked by the SBA effective March 20, 2017, in conjunction with the entry by the District Court of the Order Approving the Procedures for Winding Up and Terminating the Receivership Estate. On June 28, 2017, the Receivership was terminated pursuant to the entry of a Final Order by the District Court, further discharged all claims and obligations of the Company other than the judgment held by SBA (the “Final Order”). Prior to the Final Order, the Receiver provided notice to all shareholders of the Company. The Receiver also initiated separate contact with the largest shareholders of the Company in an attempt to identify a shareholder willing to assume responsibility for the control of the Company on behalf of the Company’s shareholders. Roran Capital, LLC (“Roran”), was the only shareholder willing to assume such control. As such, at the direction of the Receiver, paragraph 4 of the Final Order specifically stated that “Control of Waterside shall be unconditionally transferred and returned to its shareholders c/o Roran Capital, LLC (“Roran”) upon notification of entry of this Order”. At that time Roran owned 510,000 shares of the Company which represented 2.7% of the issued and outstanding common stock at that time (and owns 42,476,660 shares currently which represents 64.05% of the issued and outstanding shares of the Company at this time). 99% of the equity interests in Roran were at the time, and remain, beneficially owned by Yitzhak Zelmanovitch. At the time of the Final Order, the Company had no assets, and a sole remaining liability owed to the SBA in an amount exceeding $10,000,000.

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

On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 41,666,660 shares of Company Common Stock at the stated conversion price per share of $0.0036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest.

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran. Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party, and advances from related party. The Buyer acquired 42,476,660 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the SPA resulted in a change of control of the Company.

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

On December 17, 2021, the majority shareholder and board of directors approved an amendment to the amended and restated articles of incorporation that would change the Company’s name from Waterside Capital Corporation to Metavesco, Inc. The name change was cleared by Financial Industry Regulatory Authority (“FINRA”) and was effective June 3, 2022.

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

On June 12, 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Eddy Rodrigeuz (the “Seller”). The Seller is the sole owner of Boring Brew LLC (“Boring”) and Bored Coffee Lab, LLC (“Bored”). Under the terms of the Purchase Agreement, the Seller sold to the Company, all of the outstanding limited liability company interests in Boring and Bored. The Company paid the Seller total consideration with a fair value of $249,245, paid as follows: (i) $9,245 in cash and (ii) 5,000,000 shares of the Company’s common stock at a fair value of $240,000 ($0.048 per share based on the closing price of the Company common stock on June 12, 2023).

The Company is currently authorized to issue twenty million (20,000,000) shares of preferred stock, with a par value of $0.0001 per share. There are twenty two (22) shares of Series A Convertible Preferred Stock issued. The Company is also authorized to issue one hundred million (100,000,000) shares of common stock, with a par value of $0.0001 per share. As of June 30, 2023, and currently, 66,322,140 shares of common stock of the Company were outstanding. These shares are quoted over the counter with Pink OTC Markets Inc. under the ticker symbol “MVCO” and are held by 25 shareholders of record as of September 30, 2023. The Company does not have any other equity securities outstanding.

Current Business Strategy and Operations

On April 22, 2020, the SEC issued an order declaring that the Company had ceased to be an investment company. The Company’s common stock continues to be quoted on the Pink OTC Markets for the benefit of its shareholders.

Our Business

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital, LLC (“Roran”). Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644 which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. The Buyer acquired 42,476,660 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the Schadel SPA resulted in a change of control of the Company.

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

In February 2023, the Company commenced bitcoin mining operations at a hosted facility in Texas.

On June 12, 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement the (“Purchase Agreement”) with Eddy Rodrigeuz (the “Seller”). The Seller is the sole owner of Boring Brew LLC (“Boring”) and Bored Coffee Lab, LLC (“Bored”) and collectively known a Boring Brew. Under the terms of the Purchase Agreement, the Seller sold to the Company, all of the outstanding limited liability company interests in Boring and Bored for a total purchase price of $9,245 in cash and 5,000,000 shares of common stock of the Company. Boring Brew, a web3 startup known for its unique and limited edition coffee bags. Boring Brew partners with influential NFT holders to transform their intellectual property into an exquisite collection of specialty coffee.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2023, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

We do not currently own any property. We rent office space month to month from Regus for $281 per month. We generally work remotely and we anticipate as we hire additional staff they will also work remotely. As of September 30 2023, we believe that our properties are suitable and adequate to meet our anticipated needs.

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

	High	Low
Fiscal Year 2023
April 1 to June 30, 2023	$0.098	$0.098
January 1, 2023 to March 31, 2023	0.051	0.036
October 1 to December 31, 2022	0.082	0.025
July 1 to September 30, 2022	0.114	0.025

Fiscal Year 2022
April 1 to June 30, 2022	$0.159	$0.070
January 1, 2022 to March 31, 2022	0.170	0.098
October 1 to December 31, 2021	0.170	0.037
July 1 to September 30, 2021	0.090	0.017

On September 30, 2023, the closing price of our common stock was $0.053.

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

Number of Equity Security Holders

As of September 30, 2023, we had 25 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2023, and 2022 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Metavesco”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Metavesco, Inc.

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

Overview & Management Plans

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital, LLC (“Roran”). Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644 which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. The Buyer acquired 42,476,660 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the Schadel SPA resulted in a change of control of the Company.

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

In February 2023, the Company commenced bitcoin mining operations at a hosted facility in Texas.

On June 12, 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement the (“Purchase Agreement”) with Eddy Rodrigeuz (the “Seller”). The Seller is the sole owner of Boring Brew LLC (“Boring”) and Bored Coffee Lab, LLC (“Bored”) and collectively known a Boring Brew. Under the terms of the Purchase Agreement, the Seller sold to the Company, all of the outstanding limited liability company interests in Boring and Bored for a total purchase price of $9,245 in cash and 5,000,000 shares of common stock of the Company. Boring Brew, a web3 startup known for its unique and limited edition coffee bags. Boring Brew partners with influential NFT holders to transform their intellectual property into an exquisite collection of specialty coffee.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which we have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Digital Assets

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

The Company currently reviews quoted prices of its liquidity pool tokens, NFTs and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the consolidated statements of operations. Subsequent reversal of impairment losses is not permitted.

The sales of digital assets held are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of design and websites. These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an indicator of impairment. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Design and websites are amortized on a straight-line basis over an estimated life of three years.

The website development costs of the Company are accounted for in accordance with ASC 350-50, Website Development Costs. These costs are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of three years.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis at the reporting unit level. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of June 30 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill.

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

Deferred Tax Assets and Income Taxes Provision

The Company follows the provisions of ASC 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

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

Comparison of Years Ended June 30, 2023 and 2022

Revenue

In March 2022, the Company commenced operations as a web3 enterprise and began purchasing digital assets. Revenue for the years ended June 30, 2023 and 2022 was derived from liquidity pools fees of $102,403 and $81,765, mining pool fees of $18,911 and $0 and staking rewards of $5,348 and $852, respectively.

Our business plan includes earning income from liquidity fees, mining pool fees and staking. The Company seeks higher returns from liquidity pool fees by selecting pairs with higher risk and good volumes.

Our high trade volume is due to adjusting parameters on our liquidity pools. Each trade generates a realized gain or may be an indicator of impairment which may trigger an impairment loss.

In February 2023, the Company commenced bitcoin mining operations at a hosted facility in Texas.

On June 12, 2023, we acquired Boring Brew, a web3 startup known for its unique and limited edition coffee bags, Boring Brew partners with influential NFT holders to transform their intellectual property into an exquisite collection of specialty coffee. We generated $425 is sales during the year ended June 30, 2023 for these activities.

Administrative Expenses

Administrative expenses totaled $313,519 and $164,669 for the years ended June 30, 2023 and 2022, respectively. These expenses were primarily costs related to accounting, audit, legal and investor relations.

Interest Expense

Interest expense totaled $97,432 and $12,761 for the years ended June 30, 2023 and 2022, respectively. The increase in interest expense was due to amortization of debt discount and accrued interest on new promissory notes issued since October 2021.

Impairment of Digital Assets Held

Impairment of digital assets held totaled $474,242 and $1,351,074 for the years ended June 30, 2023 and 2022, respectively. Digital assets are accounted for as intangible assets and are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. Subsequent reversal of impairment losses is not permitted. We will not recognize any increases in the fair value of digital assets held until a gain is recognized on sale. Impairment losses are a non-cash expense.

Goodwill

A goodwill impairment charge of $257,353 was recorded as at June 30, 2023. The impairment of goodwill was due to the inability of the Company to identify future cash flows with suitable reliability associated with Boring Brew LLC and Bored Coffee Lab LLC acquired on June 12, 2023.

Other Income (Expense)

Other digital rewards totaled $12,900 and $17,439 for the year ended June 30, 2023 and 2022, respectively. We received $GOO tokens as a result of holding two Art Gobblers NFTs and we received tokens from Blur as a result of using the Blur NFT trading platform. Other digital rewards or “airdrops” were issued by the platforms to simultaneously reward users and bootstrap growth and liquidity of a new marketplace. Airdrops are unpredictable and the Company does not seek out these rewards.

Other realized gain on sale/exchange of digital totaled $546,617 and $312,598 for the year ended June 30, 2023 and 2022, respectively. We generally do not seek to earn income from actively trading digital assets held. We will dispose of assets in circumstances when there is a significant increase in the fair value of an asset or when holding an asset is no longer consistent with our business plan. The rebalancing of the portfolio was due to the uncertainty in the crypto market in March 2023 highlighted by the insolvency of Silvergate Bank and Silicon Valley Bank.

Net Loss

We reported a net loss of $572,845 and $1,115,850 for the years ended June 30, 2023 and 2022, respectively. Any increase in revenue and realized gain on sales/exchange on digital assets held was offset by an increase in administrative, interest and impairment expenses.

Our net loss was primarily due to a steep drop in the market price of crypto assets, high volatility of cryptocurrency prices and a broad deterioration of the cryptocurrency market. During the year ended June 30, 2023, the sustained period of lower market prices which started in 2022 continued. The broad deterioration of the cryptocurrency market has been highlighted by well publicized business failures such as FTX Exchange and BlockFi and the price collapse of TerraUSD and LUNA. We have not suffered direct losses as a counterparty in a contract as a result of recent business failures. The broad deterioration in cryptocurrency prices has reduced the capital we can invest and, therefore, reduced our revenue from liquidity pools and staking rewards. We are unable to predict if or when prices will recover.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows through June 30, 2023, and we expect to continue to incur losses and negative operating cash flows at least through the near future. During the year ended June 30, 2023, we obtained $75,000 of funding by issuing a demand promissory note and a promissory note – related party to meet our most critical cash requirements. At June 30, 2023, $17,086 of cash was held at a financial institution and $0 was held at Coinbase, Inc. The Company expects over the next twelve months, cash held at a financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. We estimate $200,000 of cash per annum will be required to maintain current operations and remain in business. We hope that we can generate enough revenue from liquidity pools and staking rewards to pay ongoing expenses. In order to remain in business we may have to sell digital assets for cash or issue additional debt order equity. Cash held at Coinbase Inc., if any, will be deployed to purchase digital assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in digital assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our fiscal 2023 financial statements, expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of and for the year ended June 30, 2023, do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in Note 8 and Note 9 to our financial statements. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Metavesco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Metavesco, Inc. (the Company) as of June 30, 2023, and the related consolidated statements of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

Evaluation of the Accounting for and Disclosure of Digital Currency Held

As disclosed in Note 2 to the consolidated financial statements, the Company’s digital currency held as of June 30, 2023 are accounted for as indefinite-lived intangible assets. We identified the accounting for and disclosure of the digital currency held as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of digital currencies held in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for its digital currency held, the associated financial statement presentation and accompanying footnote disclosures.

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

October 13, 2023

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

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

Houston, Texas

October 7, 2022

METAVESCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$17,086	$35,151
Deposits	603	-
Inventory	7,788	-
Prepaid expenses	8,602	13,847
Total current assets	34,079	48,998

Digital assets held, net of impairment	194,229	434,642
Equipment, net	66,616	-
Intangible assets, net	41,402	-
Total assets	$336,326	$483,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$58,160	$26,549
Promissory notes - related parties, accrued interest (net of debt discount of $2,386 and $0, respectively)	164,129	100,000
Total current liabilities	222,289	126,549

Long-term liabilities
Promissory note, accrued interest (net of debt discount of $933 and $0, respectively)	25,170	-
Convertible promissory note, accrued interest (net of debt discount of $15,442 and $19,441, respectively)	5,299	559
Convertible promissory notes - related party, accrued interest (net of debt discount of $228,542 and $328,658, respectively)	77,167	12,202
Total long-term liabilities	107,636	12,761

Total liabilities	329,925	139,310

Stockholders’ Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized	-	-
Series A Convertible Preferred Stock: 22 shares issued and outstanding at June 30, 2023 and June 30, 2022	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized; 66,322,140 and 60,822,140 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	6,632	6,082
Additional paid-in capital	19,609,816	19,384,450
Shares to be issued	9,000	-
Accumulated deficit	(19,619,047)	(19,046,202)
Total stockholders’ equity	6,401	344,330
Total liabilities and stockholders’ equity	$336,326	$483,640

The accompanying notes are an integral part of these consolidated financial statements.

METAVESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2023	2022
Revenue
Liquidity pool fees	$102,403	$81,765
Mining pool fees	18,911	-
Staking rewards	5,348	852
Sales	425	-
	127,087	82,617
Expense
Administrative expenses	313,539	164,669
Interest expense	97,432	12,761
Impairment of digital assets held	591,125	1,351,074
Impairment of goodwill	257,353
Total Expense	1,259,449	1,528,504

Other income
Other digital rewards	12,900	17,439
Realized gain on sale/ exchange of digital assets held	546,617	312,598
	559,517	330,037

Net loss	$(572,845)	$(1,115,850)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	61,183,783	60,822,140

The accompanying notes are an integral part of these consolidated financial statements.

METAVESCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2023 and 2022

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be Issued	Accumulated Deficit	stockholders’ Equity
Balance at June 30, 2022	22	$-	60,822,140	$6,082	$19,384,450	$-	$(19,046,202)	$344,330

Shares issued for website			500,000	50	17,950			18,000
Shares issued for investment in Boring Brew LLC and Bored Coffee Lab LLC	-	-	5,000,000	500	239,500	-	-	240,000
Warrants	-	-	-	-	7,916	-	-	7,916
Shares to be issued	-	-	-	-	-	9,000	-	9,000
Beneficial conversion feature	-	-	-	-	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	-	(572,845)	(572,845)
Balance at June 30, 2023	22	$-	66,322,140	$6,632	$19,609,816	$9,000	$(19,619,047)	$6,401

	Series A Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional	Shares		Total
	Shares	Par Value	Shares	Par Value	paid-in capital	to be issued	Accumulated deficit	stockholders’ equity
Balance at June 30, 2021	-	$-	60,822,140	$6,082	$17,715,946	$-	$(17,930,352)	$(208,324)

Issue of Series A Convertible Preferred Stock for cash	22	-	-	-	1,100,000	-	-	1,100,000
Beneficial conversion feature	-	-	-	-	360,860	-	-	360,860
Forgiveness of convertible note payable, accrued interest and advances - related party	-	-	-	-	207,644	-	-	207,644
Net loss	-	-	-	-	-	-	(1,115,850)	(1,115,850)
Balance at June 30, 2022	22	$-	60,822,140	$6,082	$19,384,450	$-	$(19,046,202)	$344,330

The accompanying notes are an integral part of these consolidated financial statements.

METAVESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(572,845)	$(1,115,850)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	597	-
Depreciation	10,143	-
Impairment of digital assets held	591,125	1,351,074
Realized gain on sales/ exchange digital assets held	(546,617)	(312,598)
Digital assets received as revenue and other rewards	(139,562)	(100,056)
Digital assets paid for expenses	46,557	17,751
Non-cash interest expense	88,422	12,761
Gain on settlement of debt	(55)	-
Impairment of goodwill	257,353	-
Forgiveness of interest - related party	-	2,997
Changes in operating assets and liabilities:
Increase in deposit	(359)	-
Increase in inventory	(2,585)	-
Increase (decrease) in prepaid	11,481	(13,847)
Increase in accounts payable and accrued liabilities	57,482	4,460
Net cash used in operating activities	(198,863)	(153,308)

Cash Flows from Investing Activities:
Purchase of digital assets held	(55,000)	(1,289,952)
Sale of digital assets held	232,206	-
Purchase of fixed assets	(4,664)	-
Purchase of website	(2,499)	-
Investment in Boring Brew LLC and Bored Coffee Lab LLC	(9,245)	-
Net cash provided by (used in) investing activities	160,798	(1,289,952)

Cash Flows from Financing Activities:
Advances from related party	-	18,367
Proceeds from issuance of promissory note payable	25,000	100,000
Proceeds from issuance of convertible notes payable - related party	50,000	240,000
Proceeds from issuance of convertible notes payable	-	20,000
Repayment of convertible notes payable - related party	(20,000)	-
Repayment of advances	(35,000)	-
Issuance of Series A Convertible Preferred Stock	-	1,100,000
Net cash provided by financing activities	20,000	1,478,367

Net change in cash and cash equivalents	(18,065)	35,107
Cash and cash equivalents, beginning of year	35,151	44
Cash and cash equivalents, end of year	$17,086	$35,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest paid	$9,010	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Purchase of digital assets held with convertible promissory notes - related party	$-	$100,860
Purchase of digital assets held with other digital assets	$6,941,826	$10,244,898
Proceeds from sale of digital assets for other digital assets	$7,292,387	$10,244,898
Shares issued for website	$18,000	$-
Shares issued for investment in Boring Brew LLC and Bored Coffee Lab LLC	$240,000	$-
Shares to be issued in conjunction with the amendment of terms of promissory note - related party	$9,000	$-
Intrinsic value of embedded beneficial conversion feature on convertible note payable - related party	$40,000	$360,860
Equipment paid with digital assets	$72,095	$-
Warrants issued in conjunction with promissory note	$7,916	$-
Digital assets for payment of promissory note - related party	$7,502	$-
Forgiveness of convertible note payable, accrued interest and advances - related party	$-	$207,644

The accompanying notes are an integral part of these consolidated financial statements.

METAVESCO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran. Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party, and advances from related party. The Buyer acquired 42,476,660 shares of the Company’s Common Stock, representing 69.7% of the issued and outstanding shares of Common Stock. As such, the SPA resulted in a change of control of the Company.

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

On June 12, 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement the (“Purchase Agreement”) with Eddy Rodrigeuz (the “Seller”). The Seller is the sole owner of Boring Brew LLC (“Boring”) and Bored Coffee Lab, LLC (“Bored”). Under the terms of the Purchase Agreement, the Seller sold to the Company, all of the outstanding limited liability company interests in Boring and Bored for a total purchase price of $9,245 in cash and 5,000,000 shares of common stock of the Company.

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended June 30, 2023, the Company incurred a net loss of $572,845 and used cash in operating activities of $198,863, and on June 30, 2023, had an accumulated deficit of $19,619,047. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the consolidated financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of debt and its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company expects over the next twelve months, cash held at a consolidated financial institution will be expended on professional fees, transfer agent, Edgar agent and other administrative costs. The cash held at Coinbase will be deployed to purchase crypto assets to generate staking rewards and liquidity pool fees. We hope to start paying some of our suppliers and contractors in crypto assets in the coming months. However, there can be no assurance we will be able to pay any of our suppliers and contractors in digital assets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End

The Company elected June 30 as its fiscal year-end date.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (1) Boring Brew LLC and (2) Bored Coffee Lab, LLC. All significant intercompany transactions are eliminated.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Significant matter requiring use of estimates and assumptions include, but may not be limited to, evaluation of impairment of digital assets, equipment, identifiable intangible assets and goodwill, recognition and valuation of revenue, valuation allowance for deferred tax assets and fair value used in business acquisitions..

Actual results could differ from those estimates.

Business Acquisitions

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured at the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

Cash and cash equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments held at consolidated financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. At June 30, 2023, $17,086 of cash was at held a consolidated financial institution which is a member of the Federal Deposit Insurance Corporation (“FDIC”) and $0 was held at Coinbase. The contract with Coinbase requires USD balances in a client’s fiat wallet be held in an omnibus custodial account for the benefit of Coinbase’s customers. These accounts are either omnibus bank accounts insured by the FDIC (currently up to $250,000 per entity) or trust accounts holding short term U.S. treasuries.

Digital Assets

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

The Company currently reviews quoted prices of its liquidity pool tokens, NFTs and comparable tokens at https://uniswap.org/ and https://opensea.io. Impairment expense is reflected in total expense in the consolidated statements of operations. Subsequent reversal of impairment losses is not permitted.

The sales of digital assets held are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of design and websites. These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an indicator of impairment. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Design and websites are amortized on a straight-line basis over an estimated life of three years.

The website development costs of the Company are accounted for in accordance with ASC 350-50, Website Development Costs. These costs are included in intangible assets in the accompanying consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated useful life of three years.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis at the reporting unit level. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of June 30 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill.

A goodwill impairment charge of $257,353 was recorded as at June 30, 2023. The impairment of goodwill was due to the inability of the Company to identify future cash flows with suitable reliability associated with Boring Brew LLC and Bored Coffee Lab LLC acquired on June 12, 2023. See Note 3 – Business Acquisition.

Opening balance at June 30, 2022	$0
Purchase of goodwill	257,353
Impairment of goodwill	(257,353)
Closing balance at June 30, 2023	$0

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and, (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Deferred Tax Assets and Income Taxes Provision

The Company follows the provisions of ASC 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25-13 also provides guidance on de-recognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

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

Net Income (Loss) Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, on June 30, 2023 and 2022, we excluded the common stock issuable upon conversion of warrants to 6,620,000 shares and 6,600,000 shares, respectively, as their effect would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning July 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – BUSINESS ACQUISITION

On June 12, 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Eddy Rodrigeuz (the “Seller”). The Seller is the sole owner of Boring Brew LLC (“Boring”) and Bored Coffee Lab, LLC (“Bored”). Under the terms of the Purchase Agreement, the Seller sold to the Company, all of the outstanding limited liability company interests in Boring and Bored. The Company paid the Seller total consideration with a fair value of $249,245, paid as follows: (i) $9,245 in cash and (ii) 5,000,000 shares of the Company’s common stock at a fair value of $240,000 ($0.048 per share based on the closing price of the Company common stock on June 12, 2023).

Assets acquired and liabilities assumed in the Agreement were recorded on the Company’s Consolidated Balance Sheet as of the acquisition date of June 12, 2023 based upon their estimated fair values. The results of operations of businesses acquired by the Company have been included in the statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Fair value of assets acquired and liabilities assumed
Deposit	$244
Inventory	5,203
Design	9,000
Web development	12,500
Goodwill	257,353
Advances payable	(35,055)
Purchase Price	$249,245

Unaudited pro forma results of operations information for the years ended June 30, 2023 and 2022 as if the Company and the entities described above had been combined on July 1, 2021 are as follows. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022
Revenue	$148,182	$82,815
Net loss	$(592,466)	$(1,124,564)
Net loss per share	$(0.01)	$(0.02)

NOTE 4 – DIGITAL ASSETS HELD, NET OF IMPAIRMENT

Digital assets held, net of impairment have consisted of:

Digital Assets
Balance, June 30, 2021	$-

Purchase of digital assets	11,615,710
Proceeds from sale of digital assets	(10,224,899)
Realized gain on sales/ exchange digital assets	312,598
Acquired digital assets by Airdrop	17,439
Acquired digital assets by Liquidity Pools	81,765
Acquired digital assets by Staking Rewards	852
Digital assets used to pay fees	(17,749)
Impairment charges	(1,351,074)

Balance, June 30, 2022	434,642

Purchase of digital assets	6,904,183
Proceeds from sale of digital assets	(7,107,258)
Realized gain on sale/ exchange of digital assets held	546,617
Acquired digital assets by liquidity pools, mining pools and other digital rewards	139,562
Digital assets used to pay prepaid, equipment and expenses	(124,890)
Digital assets used to repay promissory notes	(7,502)
Impairment charges	(591,125)
Balance, June 30, 2023	$194,229

As at June 30, 2023, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
APE	20,356.45	$41,114
ETH	9.94	16,138
BTC	0.61	14,904
JOE	18,990.00	5,481
UNI	933.08	2,816
RBNT	5,567.49	1,733
USDC	1,225.96	1,209
Other		1,880
		$85,275
Liquidity Pool Tokens
Uniswap V3	2.0	$65,287
CAKE	7,259.56	9,481
		$74,768
Non-Fungible Tokens
Mutant Ape Yacht Club	1	$13,247
Meebits	2	10,006
Bored Ape Kennel Club	1	5,105
Nakamigos	1	1,555
OnForce 1	1	1,506
Other NFTs		2,767
		$34,186
Total digital assets, net of impairment		$194,229

As at June 30, 2022, the Company’s holdings of digital assets held, net of impairment consists of:

	Units held	Carrying value, at cost less impairment
Cryptocurrency
APE	9,304.96	$34,276
ETH	23.25	23,666
CAKE	4,570.35	12,061
MKR	9.83	7,052
RLP	249.49	6,910
USDC	5,251.32	5,249
LINK	94.05	471
		$89,685
Liquidity Pool Tokens
Uniswap V3	4.2	239,827
mooEmp	275.77	30,841
		$270,668
Non-Fungible Tokens
Mutant Ape Yacht Club	1	$19,573
Other Deed	8	38,604
Board Ape Kennel Club	1	6,106
Meebits	2	10,006
		$74,289
Total digital assets, net of impairment		$434,642

NOTE 5 –EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2023 Net Book Value	June 30, 2022 Net Book Value
Mining equipment	$76,759	$10,143	$66,616	$0
	$76,759	$10,143	$66,616	$0

On August 22, 2022, the Company made a deposit of $72,095 with USD Coin (“USDC”) to purchase 18 Antminer S19j Pro 100TH Bitcoin mining machines. These machines were deployed, became operational and started to generate revenue on February 7, 2023.

Depreciation expense for the years ended June 30, 2023 and 2022 was $10,143 and $0, respectively.

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS

Intangible assets comprise website development and design which are recorded at cost.

	June 30, 2023	June 30, 2022

Website development	$32,999	$-
Design	9,000	-
	41,999	-
Accumulated amortization	(597)	-
Identifiable Intangible Assets	$41,402	$-

On June 12, 2023, the Company acquired website and design of $12,500 and $9,000, respectively, and commenced amortization upon closing of the business acquisition of all of the outstanding limited liability company interests in Boring Brew LLC and Bored Coffee Lab, LLC.

During the year ended June 30, 2023, $597 (comprising website of $347 and design of $250) and $0, respectively, was recorded as amortization. The Company estimates amortization over the next two years is $14,000 per annum and amortization of $13,402 in the third year.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. Although the maturity date has passed, Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 41,666,660 shares of Company Common Stock at the stated conversion price per share of $0.0036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $149,838 as of June 30, 2021 (net of debt discounts and exclusive of accrued interest).

During the year ended June 30, 2022, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. In accordance with ASC 470-50-40-2, the resulting forgiveness of convertible note payable, accrued interest and advances – related party of $207,644 is recorded as an increase in additional paid-in capital within the consolidated statements of shareholders’ equity (deficit), as the debt forgiven is in essence a capital transaction.

Debts forgiven by Roran on September 2, 2021
Convertible note payable – related party	$149,838
Interest on convertible note payable – related party	39,439
Advance from related party	18,367
Forgiveness of convertible note payable, accrued interest and advances – related party	$207,644

NOTE 8 – PROMISSORY NOTES

Demand Promissory Note and Common Stock Purchase Warrant

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $25,000 (the “Promissory Note”) for cash to Tom Zarro. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Mr. Zarro may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In the event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. In conjunction with the issue of the Promissory Note, the Company issued Mr. Zarro a common stock purchase warrant (the “Warrant”). The terms of the Warrant state that, Mr. Zarro may, at any time on or after August 12, 2022 and until August 12, 2025, exercise the Warrant to purchase 20,000 shares of the Company’s common stock for an exercise price per share of $0.075, subject to adjustment as provided in the Warrant. The fair value of the Warrant was calculated using volatility of 157%, interest-free rate of 3.18%, nil expected dividend yield and expected life of 3 years. The fair value of the debt and warrant is allocated based on their relative fair values. During the year ended June 30, 2023 and 2022, $6,983 and $0, respectively, of discount amortization is included in interest expense. At June 30, 2023 and, 2022, there was an unamortized discount balance of $933 and $0, respectively, to be amortized through May 2027 and accrued interest payable of $1,103 and $0, respectively.

Demand Promissory Note – Related Parties

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest was due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022, with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Promissory Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 150,000 shares of the Company’s common stock with a fair value of $9,000. These shares were payable and reported as shares to be issued as of the date of this Report. The note amendment resulted in a change in the cash flows of less than 10%. Therefore, the Promissory Note is not considered to be substantially different in accordance with ASC 470-50-10-10 and applied the modification accounting model in accordance with ASC-50-40-17 (b). During the years ended June 30, 2023 and 2022, $6,614 and $0, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $2,386, and $0, respectively, to be amortized through October 2023 and accrued interest payable of $2,080 and $0, respectively.

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. Mr. Schadel may demand payment of all or any portion of the outstanding principal and interest at any time. During the year ended June 30, 2023, digital assets with a fair value of $7,502 was transferred to the Promissory Note holder to repay principal. The Promissory Note is unsecured and there is no prepayment penalty. At June 30, 2023 and 2022, there was accrued interest payable of $1 and $0, respectively.

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (“Laborsmart”). Laborsmart is owned by Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Laborsmart may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. During the year ended June 30, 2023, the Company repaid $20,000 in cash for principal. At June 30, 2023 and 2022, there was accrued interest payable of $1,936 and $0, respectively.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes

On May 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Promissory Note”), for cash, to Timothy Hackbart. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of the Holder, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.14 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $20,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $3,998 and $559, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $15,442 and $19,441, respectively, to be amortized through May 2027 and accrued interest payable of $741 and $0, respectively.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Convertible Promissory Note”), for value received being comprised of one bitcoin, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.125 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $8,170 and $2,641, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $30,062 and $38,233, respectively, to be amortized through March 2027 and accrued interest payable of $659 and $0, respectively.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Convertible Promissory Note”), for value received being comprised of 22.86012412 Ether, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.142 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $11,991 and $3,679 respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $44,316 and $56,307, respectively, to be amortized through March 2027 and accrued interest payable of $967 and $0, respectively.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.145 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $19,989 and 3,012, respectively, discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $76,999 and $96,988, respectively, to be amortized through May 2027 and accrued interest payable of $1,612 and $0, respectively.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.1415 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,0000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $19,989 and $2,848, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $77,165 and $97,152, respectively, to be amortized through May 2027 and accrued interest payable of $1,611 and $0, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY (DEFICIT)

On December 15, 2021, the Company filed with the Nevada Secretary of State amended and restated articles of incorporation. The amended and restated articles had the effect of (i) increasing the Company’s authorized common stock to 100 million shares, (ii) increasing the Company’s authorized preferred stock to 20 million shares, and (iii) reducing the par value of each of the Company’s common stock and preferred stock to $0.0001 per share. Common stock and additional paid-in capital for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reduction in par value.

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

On April 7, 2023, the Company agreed to issue 500,000 shares of common stock with a fair value of $18,000 for website development services.

On June 12, 2023, the Company agreed to issue 5,000,000 shares of common stock with a fair value of $240,000 for an investment in Boring Brew LLC and Bored Coffee Lab LLC (See Note 3 – Business Acquisition).

Warrants

On March 16, 2022, the Company entered into Stock Purchases Agreements whereby the Company issued 22 shares to Series A Stock and various Warrants for $1,100,000 in cash. The Warrants comprise of 2,200,000 Company common stock issuable at $0.13 per share, 2,200,000 Company common stock issuable at $0.15 per share and 2,200,000 Company common stock issuable at $0.175 per share. Upon issuance on March 16, 2022, the Warrant remains exercisable for a period of five years.

On August 12, 2022, the Company issued a common stock purchase warrant in conjunction with a Promissory Note. The Warrant comprise of 20,000 Company common stock issuable at $0.075 per share. Upon issuance on August 12, 2022, the Warrant remains exercisable for a period of three years.

The weighted average remaining legal life of the warrants outstanding at June 30, 2023 is 3.70 years.

Forward Stock Split

On July 15, 2022, the Company’s director and shareholders approved an amendment of the Company’s Articles of Incorporation that would effect a 10-for-1 forward stock split of the Company’s common stock (the “Forward Split”). The Forward Split is subject to clearance by the Financial Industry Regulatory Authority (“FINRA”), and the Company will not effect the Forward Split until it is cleared by FINRA. On September 11, 2023, the Financial Industry Regulatory Authority, Inc. notified us that the Forward Split would take effect on September 19, 2023. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the Forward Split.

NOTE 11 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended June 30, 2023 and 2022.

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

The Company has not recorded the necessary provisional adjustments in the consolidated financial statements in accordance with its current understanding of the CARES Act and guidance currently available as of this filing. But is reviewing the CARES Act potential ramifications.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities on June 30, 2023 and 2022 are comprised of the following:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Deferred tax assets:
Net-operating loss carryforward	$287,503	$259,803
Total deferred tax assets	287,503	259,803
Valuation allowance	(287,503)	(259,803)
Deferred tax assets, net of allowance	$-	$-

	Year Ended June 30, 2023	Year Ended June 30, 2022
Federal
Current	$-	$-
Deferred	287,503	259,803
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(287,503)	(259,803)
Income tax provision	$-	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes aggregating approximately $1,369,100 as of June 30, 2023, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets on June 30, 2023. The valuation allowance increased by approximately $27,700 as of June 30, 2023.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(16)%	(5)%
Change in valuation allowance	(5)%	(16)%
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of June 30, 2023.

NOTE 12 – SUBSEQUENT EVENTS

Loan Agreement

On July 10, 2023, the Company entered into a loan agreement with Restore Franchise Group, LLC. Under the loan agreement the Company was advanced $30,000 in cash. The loan bears interest at 3% per annum, is due in one year and is unsecured. The managing member of Restore Franchise Group, LLC is Ryan Schadel, the sole director and officer of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Ryan Schadel, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Mr. Schadel, as our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation of the effectiveness of the Company’s internal control over financial reporting was performed as of June 30, 2023. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fourth quarter of the fiscal year ended June 30, 2023.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held
Ryan Schadel	46	2021	Chief Executive Officer, Chief Financial Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

There was no executive compensation for the fiscal years ended June 30, 2023 and 2022, respectively.

Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2023 and 2022, respectively, there were no outstanding equity awards. At this time, we have no plans to adopt any equity award program, though that could change in the future.

Director Compensation

For the years ended June 30, 2023, and 2022, there was no director compensation. At this time we have no plans to compensate our directors, though that could change in the future.

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

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2023, which is also referred to herein as the “Evaluation Date”, by: (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each of our current directors; (iii) each of our named executive officers as set forth in Item 11 of this Annual Report; and, (iv) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal shareholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 66,322,140 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned (4)	Percentage of Class (3)

Ryan Schadel, Chief Executive Officer, Chief Financial Officer, Sole Director	42,476,660 (4)	64.05%	-	0.00%

All executive officers and directors as a group (1 person)	42,476,660	64.05%	-	0.00%

Eddy Rodriguez	5,000,000	7.54%	-	0.00%

Timothy Hackbart	-	0.00%	2	9.10%

Tom Zarro	-	0.00%	10	45.45%

Daniel Giancola	-	0.00%	10	45.45%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Metavesco, Inc., 410 Peachtree Pkwy, Suite 4245, Cumming, GA 30041

(2)	Based on 66,322,140 shares of common stock outstanding as of September 30, 2023 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 22 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2023.

(4)	Each share of our Series A Convertible Preferred Stock converts into 100,000 shares of our common stock. Series A Convertible Preferred Stock are non-voting. Holders of Series Preferred Stock holdings in shares of common stock of the Company may not exceed 9.99%. This limitation may be waived by the Holder with 61 days’ prior notice.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Roran Obligations

On September 19, 2017, the Company entered into a Convertible Loan Agreement with Roran (the “Loan Agreement”). Pursuant to the Loan Agreement, Roran agreed to loan the Company an amount not to exceed a total of $150,000 in principal over 18 months. On June 17, 2019, the Company amended the Loan Agreement increasing the loan amount to $200,000 and extending the maturity date to September 19, 2019. Each advance under the Loan Agreement will be documented under a Convertible Promissory Note issued by the Company in favor of Roran (the “Note”). The Note bears interest at the rate of 12% per annum. Roran has the right to convert all or any portion of the Note into shares of the Company’s common stock at a conversion price equal to 60% of the share price. The Company recorded a BCF due to the conversion option of $116,800, which has been fully amortized as of September 30, 2019. The debt discount has been amortized as interest expense through September 30, 2019. On December 13, 2019, the Company amended its Loan Agreement Note with Roran as follows: (i) the total amount to be loaned was increased to $250,000, and (ii) the maturity date was extended to June 19, 2020. Although the maturity date has passed, Roran has agreed to extend the loan and advance additional funds until further negotiations have been concluded. On June 8, 2020, Roran converted $124,500 principal amount of its promissory note with the Company and $25,500 of accrued and unpaid interest thereon, totaling $150,000, into 41,666,660 shares of Company Common Stock at the stated conversion price per share of $0.0036. The remaining balance due on the promissory note, as of the conversion date, was $104,838 in principal and $19,988 in interest. As a result of the advances made pursuant to the Loan Agreement, the Company has incurred total obligations of $149,838 as of June 30, 2021 (net of debt discounts and exclusive of accrued interest).

During the year ended June 30, 2023, Roran made non-interest bearing, unsecured, short-term cash advances to the Company totaling $18,367 for the purpose of paying all accounts payable before the closing date of the SPA.

On September 2, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between (i) the Company (ii) Ryan Schadel (“Buyer”) and (iii) Roran Capital LLC (“Roran”). Roran agreed to sell to the Buyer 42,476,660 shares of common stock of the Company held by Roran for a total purchase price of $385,000. In conjunction with the SPA, Roran agreed to forgive all amounts due to Roran by the Company totaling $207,644, which is comprised of convertible note payable – related party, accrued interest payable – related party and advances from related party. In accordance with ASC 470-50-40-2, the resulting forgiveness of convertible note payable, accrued interest and advances – related party of $207,644 is recorded as an increase in additional paid-in capital within the consolidated statements of shareholders’ equity (deficit), as the debt forgiven is in essence a capital transaction.

Debts forgiven by Roran on September 2, 2021
Convertible note payable – related party	$149,838
Interest on convertible note payable – related party	39,439
Advance from related party	18,367
Forgiveness of convertible note payable, accrued interest and advances – related party	$207,644

Demand Promissory Note – Related Parties

On October 18, 2021, the Company issued a Promissory Note in the principal amount of $100,000 (the “Promissory Note”) for cash to Ryan Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest was due on October 18, 2022. On August 29, 2022, the Company entered into an Amendment to Promissory Note, dated August 29, 2022, with the Holder. Pursuant to the terms of the note amendment, the maturity date of the Promissory Note was extended to October 23, 2023, and the interest rate of the Promissory Note was increased to 5% as of and following August 29, 2022. As consideration for extension of the maturity date, the Company agreed to issue to Mr. Schadel 150,000 shares of the Company’s common stock with a fair value of $9,000. These shares were payable and reported as shares to be issued as of the date of this Report. The note amendment resulted in a change in the cash flows of less than 10%. Therefore, the Promissory Note is not considered to be substantially different in accordance with ASC 470-50-10-10 and applied the modification accounting model in accordance with ASC-50-40-17 (b). During the years ended June 30, 2023 and 2022, $6,614 and $0, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $2,386, and $0, respectively, to be amortized through October 2023 and accrued interest payable of $2,080 and $0, respectively.

On June 29, 2022, the Company issued a Promissory Note in the principal amount of $40,000 (the “Promissory Note”) for cash to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 0.01% per annum. Any unpaid principal amount and any accrued interest is due on June 29, 2023. Mr. Schadel may demand payment of all or any portion of the outstanding principal and interest at any time. During the year ended June 30, 2023, digital assets with a fair value of $7,502 was transferred to the Promissory Note holder to repay principal. The Promissory Note is unsecured and there is no prepayment penalty. At June 30, 2023 and 2022, there was accrued interest payable of $1 and $0, respectively.

On August 12, 2022, the Company issued a Promissory Note in the principal amount of $50,000 (the “Promissory Note”) for cash to Laborsmart Inc. (“Laborsmart”). Laborsmart is owned by Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Promissory Note bears interest at the rate of 5.00% per annum. Any unpaid principal amount and any accrued interest is due on August 12, 2023. Laborsmart may demand payment of all or any portion of the outstanding principal and interest at any time. The Promissory Note is unsecured and there is no prepayment penalty. In event the Promissory Note is not paid when due, any outstanding principal and interest will accrue interest of 12% per annum. During the year ended June 30, 2023, the Company repaid $20,000 in cash for principal. At June 30, 2023 and 2022, there was accrued interest payable of $1,936 and $0, respectively.

Convertible Promissory Notes – Related Party

On March 4, 2022, the Company issued a Convertible Promissory Note in the principal amount of $40,874 (the “Convertible Promissory Note”), for value received being comprised of one bitcoin, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.5% per annum. Any unpaid principal amount and any accrued interest is due on March 4, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.125 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $40,874 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $8,170 and $2,641, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $30,062 and $38,233, respectively, to be amortized through March 2027 and accrued interest payable of $659 and $0, respectively.

On March 10, 2022, the Company issued a Convertible Promissory Note in the principal amount of $59,986 (the “Convertible Promissory Note”), for value received being comprised of 22.86012412 Ether, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on March 10, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.142 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $59,986 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $11,991 and $3,679 respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $44,316 and $56,307, respectively, to be amortized through March 2027 and accrued interest payable of $967 and $0, respectively.

On May 6, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 6, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.145 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $19,989 and 3,012, respectively, discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $76,999 and $96,988, respectively, to be amortized through May 2027 and accrued interest payable of $1,612 and $0, respectively.

On May 9, 2022, the Company issued a Convertible Promissory Note in the principal amount of $100,000 (the “Convertible Promissory Note”), for cash, to Mr. Schadel, the Company’s Chief Executive Officer, sole director and majority stockholder. The Convertible Promissory Note bears interest at the rate of 3.25% per annum. Any unpaid principal amount and any accrued interest is due on May 9, 2027. The Convertible Promissory Note is unsecured and there is no prepayment penalty. At the option of Mr. Schadel, the Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The closing price of the Company’s common stock was $0.1415 per share on the date the Convertible Promissory Note was issued. As a result of the conversion price being lower than the market price of the Company’s common stock on the date of issuance, the Company recognized a beneficial conversion feature of $100,0000 upon issuance. The Company recorded the beneficial conversion feature as a discount (up to the face amount of the applicable note) to be amortized over the life of the related note. During the years ended June 30, 2023 and 2022, $19,989 and $2,848, respectively, of discount amortization is included in interest expense. At June 30, 2023 and 2022, there was an unamortized discount balance of $77,165 and $97,152, respectively, to be amortized through May 2027 and accrued interest payable of $1,611 and $0, respectively.

Restore Franchise Group Loan

On July 10, 2023, the Company entered into a loan agreement with Restore Franchise Group, LLC. Under the loan agreement the Company was advanced $30,000 in cash. The loan bears interest at 3% per annum, is due in one year and is unsecured. The managing member of Restore Franchise Group, LLC is Ryan Schadel, the sole director and officer of the Company.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Hudgens CPA, PLLC and Haskell & White LLP in the years ended June 30, 2023, and 2022. All fees described below were approved by the Board:

	For the years ended June 30,
	2023	2022
Audit Fees (1)	$41,400	$28,400

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$41,400	$28,400

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K. On April 13, 2022, Haskell & White LLP resigned as the Company’s independent registered public accounting firm. On April 29, 2022, the Board of Directors of the Company appointed Hudgens CPA, PLLC as the Company’s new independent registered public accounting firm. Audit Fees attributable to Hudgens CPA, PLLC and Haskell & White LLP in 2023 is $41,400 and $9,000, respectively and in 2022 is $4,250 and $24,150, respectively.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	The exhibits listed in the attached Exhibit Index are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2021).

3.2	Certificate of Designations for the Series A Preferred Stock, filed with the Nevada Secretary of State on March 11, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2022).

3.3	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2022).

3.4	Amendment to Articles of Incorporation if the registrant, dated September 11, 2023. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 12, 2023).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2021).

10.1	Securities Purchase Agreement, dated as of September 2, 2021, by and between the Company, Ryan Schadel, and Roran Capital LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.2	Debt Forgiveness Agreement and Cancellation of Note dated September 2, 2021 by and between the Company and Roran Capital LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021)

10.3	Promissory Note, dated October 18, 2021, issued by the registrant to Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2021).

10.4	Convertible Promissory Note, dated March 4, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2022).

10.5	Convertible Promissory Note, dated March 10, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2022).

10.6	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #1 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.7	Common Stock Purchase Warrant #1 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.8	Common Stock Purchase Warrant #2 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.9	Common Stock Purchase Warrant #3 issued to Buyer #1 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.10	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #2 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.11	Common Stock Purchase Warrant #1 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.12	Common Stock Purchase Warrant #2 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.13	Common Stock Purchase Warrant #3 issued to Buyer #2 on March 16, 2022 for 1,000,000 shares of Common Stock of Waterside Capital Corporation (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.14	Securities Purchase Agreement by and among Waterside Capital Corporation and Buyer #3 dated as of March 16, 2022 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.15	Common Stock Purchase Warrant #1 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.30 per share (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.16	Common Stock Purchase Warrant #2 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.50 per share (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.17	Common Stock Purchase Warrant #3 issued to Buyer #3 on March 16, 2022 for 200,000 shares of Common Stock of Waterside Capital Corporation, at an exercise price of $1.75 per share (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Commission on March 22, 2022).

10.18	Convertible Promissory Note, dated May 6, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.19	Convertible Promissory Note, dated May 9, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.20	Note Purchase Agreement, dated May 10, 2022, by and between the registrant and Timothy Hackbart (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.21	Convertible Promissory Note, dated May 10, 2022, issued by the registrant in favor of Timothy Hackbart (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2022).

10.22	Demand Promissory Note, dated June 29, 2022, issued by the registrant in favor of Ryan Schadel (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2022).

10.23	Note Purchase Agreement, dated as of August 12, 2022, by and between Metavesco, Inc. and Laborsmart, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.24	Demand Promissory Note issued on August 12, 2022 by Metavesco, Inc. in favor of Laborsmart, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.25	Securities Purchase Agreement, dated as of August 12, 2022, by and between Metavesco, Inc. and Tom Zarro (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.26	Demand Promissory Note issued on August 12, 2022 by Metavesco, Inc. in favor of Tom Zarro (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.27	Common Stock Purchase Warrant issued on August 12, 2022 by Metavesco, Inc. to Tom Zarro (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2022).

10.28	Amendment to Demand Promissory Note, dated as of August 29, 2022, issued by the registrant to Ryan Schadel (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2022).

10.29	Limited Liability Company Interest Purchase Agreement effective as of June 13, 2023 by and between Eddy Rodriguez and Metavesco, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2023).

10.30	Employment Agreement dated June 13, 2023, effective as of June 13, 2023 by and between Eddy Rodriguez and Metavesco, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2023).

10.31	Employment Agreement Amendment dated June 15, effective as of June 13, 2023 by and between Eddy Rodriguez and Metavesco, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2023).

10.32	Loan Agreement, dated as of July 10, 2023, by and between Metavesco, Inc. and Restore Franchise Group, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*.

99.1	Final order Approving and Confirming The Receiver’s Final Report, Terminating The Receivership And Discharging The Receiver, as filed in the United States District Court for The Eastern District of Virginia Norfolk Division on 06-28-2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-K as filed with the Securities and Exchange Commissions on April 12, 2018.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2019.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2023	METAVESCO, INC.

	By:	/s/ Ryan Schadel
	Name:	RYAN SCHADEL
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ryan Schadel	Chief Executive Officer, Chief Financial Officer and Sole Director	October 13, 2023
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

